Form 10-K
period 2023-12-31
Bunge Global SA
filed 2024-02-22
CIK 1996862

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-56607
BUNGE GLOBAL SA
(Exact name of registrant as specified in its charter)

Switzerland	98-1743397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Route de Florissant 13
1206 Geneva, Switzerland	N.A.
(Address of registered office and principal executive offices)	(Zip Code)

1391 Timberlake Manor Parkway
Chesterfield, Missouri	63017
(Address of corporate headquarters)	(Zip Code)
(314) 292-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Registered Shares, $0.01 par value per share	BG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's shares held by non-affiliates, based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2023, as reported by the New York Stock Exchange, was approximately $14,134 million. Shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 20, 2024, 143,418,211 registered shares, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2024 Annual General Meeting of Shareholders (the "2024 Annual Meeting") to be held on May 15, 2024 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:
•the impact on our employees, operations, and facilities from the war in Ukraine and the resulting economic and other sanctions imposed on Russia, including the impact on us resulting from the continuation and/or escalation of the war and sanctions against Russia;
•the effect of weather conditions and the impact of crop and animal disease on our business;
•the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions;
•changes in government policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation;
•the impact of seasonality;
•the impact of government policies and regulations;
•the outcome of pending regulatory and legal proceedings;
•our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances, including without limitation Bunge’s pending business combination with Viterra Limited (“Viterra”);
•the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries;
•the effectiveness of our capital allocation plans, funding needs and financing sources;
•the effectiveness of our risk management strategies;
•operational risks, including industrial accidents, natural disasters, pandemics or epidemics and cybersecurity incidents;
•changes in foreign exchange policy or rates;
•the impact of our dependence on third parties;
•our ability to attract and retain executive management and key personnel; and
•other factors affecting our business generally.
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward looking statements contained in this Annual Report on Form 10-K. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward looking events discussed in this Annual Report on Form 10-K not to occur. Except as otherwise required by federal securities law, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.
Summary Risk Factors
The Company is subject to a number of risks that if realized could materially adversely affect its business, results of operations, cash flow, financial condition or prospects. The following is a summary of the principal risk factors facing the Company:
We are subject to risks related to our business and industries, including risks involving:
•adverse weather conditions, including as a result of climate change, and their impact on the availability, quality and price of agricultural commodities and agricultural commodity products;
•the ongoing war between Russia and Ukraine;
•fluctuations in agricultural commodity and other raw material prices and energy prices;
•the impact of seasonality;

•intense competition we face in each of our businesses;
•the effects of supply and demand imbalances in our industries;
•global and regional economic downturns and related risks;
•economic, political, and other risks of doing business globally and in emerging markets;
•government policies and regulations affecting the agricultural sector and related industries;
•realizing the anticipated benefits of acquisitions, divestitures or joint ventures;
•industry risks;
•compliance with applicable laws and regulations globally;
•credit and counterparty risk;
•our dependence on cash provided by our operations as well as access to external financing;
•the effectiveness of our risk management strategies;
•the loss of, or a disruption in, our manufacturing and distribution operations or other operations and systems;
•interruptions, security breaches or failures in our information technology systems, processes and sites;
•changes in tax laws or exposure to additional tax liabilities;
•our dependence on a wide array of third parties;
•public health crises, pandemics and epidemics; and
•our dependence on our executive management and other key personnel.
We are subject to risks relating to our registered shares, including risks involving:
•the fact that we are a Swiss corporation and the rights of our shareholders are governed by Swiss law;
•costs associated with the Redomestication (as defined below); and
•anti-takeover provisions in our Articles of Association.
We are subject to risks relating to the pending Viterra Acquisition (as defined below), including risks involving:
•our shareholders having reduced ownership and voting interest in and less influence over management of the combined company;
•disruptions in business relationships due to uncertainty associated with the Acquisition;
•prohibitions from entering into certain transactions and taking certain actions that might otherwise be beneficial to us, Viterra and/or our respective shareholders until the completion or termination of the Acquisition;
•third parties terminating or altering existing contracts or relationships with us or Viterra;
•obtaining required approvals and satisfying closing conditions;
•potential termination of the Acquisition;
•difficulty attracting, motivating and retaining executives and other key employees in light of the Acquisition;
•shareholder lawsuits relating to the Acquisition;
•the incurrence of debt to fund the pending acquisition of Viterra;
•significant expenses in connection with the Acquisition, regardless of whether the Acquisition is completed; and
•the adequacy of our due diligence investigation of Viterra.
We are subject to risks relating to the combined company, including risks involving:
•failure to realize the anticipated benefits of the Acquisition;
•the incurrence of significant integration-related costs in connection with the Acquisition and realizing the anticipated synergies of the combined company;
•different factors affecting the market price for registered shares of the combined company following the completion of the Acquisition; and
•certain Sellers (as defined below) ability to exercise influence over the composition of the Board, matters subject to shareholder approval and/or our operations.
The above list is not exhaustive, and the Company faces additional challenges and risks. You should carefully consider all of the information set forth in this Annual Report on Form 10-K, including in "Item 1A. Risk Factors."

PART I

Item 1.    Business
       References in this Annual Report on Form 10-K to "Bunge Global," "Bunge," "the Company," "we," "us," and "our" refer to Bunge Global SA and its consolidated subsidiaries, unless the context otherwise indicates.
      References in this Annual Report on Form 10-K to "shares" are to Bunge Limited common shares prior to the change of the jurisdiction of incorporation of our group holding company from Bermuda to Switzerland (the "Redomestication") and to Bunge Global SA registered shares after the Redomestication unless the context otherwise indicates.
Business Overview
We are a leading global agribusiness and food company with integrated operations that stretch from farmer to consumer. We believe we are a leading:
•global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;
•global grain processor, based on volume;
•seller of packaged plant-based oils worldwide, based on sales;
•producer and seller of wheat flours, bakery mixes, and corn-based products in North and South America, based on volume.
We also produce sugar and ethanol in Brazil through our 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c ("BP").
We conduct our operations via four reportable segments: Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments and are classified as Corporate and Other.
We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments.
Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transportation, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe, and Asia-Pacific, and we have merchandising and distribution offices throughout the world.
The Refined and Specialty Oils segment includes businesses that sell vegetable oils and fats, including cooking oils, shortenings, specialty ingredients, and renewable diesel feedstocks. The operations and assets of our Refined and Specialty Oils segment are primarily located in North and South America, Europe and Asia-Pacific.
The Milling segment includes businesses that sell wheat flours, bakery mixes, and corn-based products. The operations and assets of our Milling segment are located in North and South America. During the third quarter of 2022, we completed the sale of our wheat milling business in Mexico.
Non-core operations comprise our Sugar and Bioenergy segment, which primarily comprises our 50% interest in the BP Bunge Bioenergia joint venture.
History and Corporate Information
We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. We are a holding company and substantially all of our operations are conducted through our subsidiaries.
Bunge Global is incorporated under Swiss law as a stock corporation (Aktiengesellschaft) and domiciled in Geneva, Switzerland. Bunge Global is recorded in the Commercial Register of the Canton of Geneva with enterprise registration number CHE-318.451.510. Our registered office and principal executive offices are located at Route de Florissant 13, 1206 Geneva, Switzerland. Our corporate headquarters is located at 1391 Timberlake Manor Parkway, Chesterfield, Missouri, 63017, United States of America, and our telephone number is (314) 292-2000.
Redomestication
On November 1, 2023, we completed the change of the jurisdiction of incorporation of our group holding company from Bermuda to Switzerland. The Redomestication, which was approved by our shareholders, was effected pursuant to a scheme of arrangement under Bermuda law that resulted in the shareholders of Bunge Limited becoming, on a one-for-one basis, the holders of all the issued and outstanding registered shares, par value $0.01 per share, of Bunge Global (the "registered shares"). The registered shares began trading on the New York Stock Exchange (the "NYSE") under the symbol “BG” on November 1, 2023, which is the same symbol under which the Bunge Limited shares were previously traded.
In connection with the Redomestication, each of the members of the board of directors of Bunge Limited who was a member of Bunge Limited’s board of directors immediately prior to the Redomestication was appointed as a director of Bunge Global’s board of directors (the "Board"), and each of Bunge Limited’s executive officers who was an executive officer immediately prior to the Redomestication was appointed as an executive officer of Bunge Global.
Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Bunge Global is the successor issuer to Bunge Limited, the registered shares are deemed to be registered under Section 12(b) of the Exchange Act, and Bunge Global is subject to the periodic and current reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder.
Pending Business Combination with Viterra Limited
On June 13, 2023, Bunge Limited entered into a definitive business combination agreement (the "Business Combination Agreement") with Viterra and its shareholders, including certain affiliates of Glencore PLC ("Glencore"), Canada Pension Plan Investment Board ("CPP Investments"), and British Columbia Investment Management Corporation ("BCI") (together with Viterra, the "Sellers"), to acquire Viterra in a stock and cash transaction (the "Acquisition"). Bunge Limited shareholders approved the Acquisition at an extraordinary general meeting held on October 5, 2023.
Viterra operates a leading network of agricultural storage, processing and transport assets connecting producers to consumers with sustainable, traceable and quality-controlled agricultural products. The Acquisition is expected to create an innovative global agribusiness company well-positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million of registered shares of Bunge, with an aggregate value of approximately $6.6 billion as of December 31, 2023 and receive approximately $2.0 billion in cash (collectively, the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company’s share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
The Acquisition is expected to close in mid-2024, subject to the satisfaction of regulatory approvals and other customary closing conditions. The Business Combination Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.
Core Segments
Agribusiness Segment
Overview—Our Agribusiness segment is an integrated, global business involved in purchasing, storing, transporting, processing, and selling agricultural commodities and commodity products while managing risk across various value chains. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola, and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biofuel industries, through a global network of facilities. Our footprint is well balanced, with approximately 32% of our processing capacity located in South America, 28% in North America, 24% in Europe and 16% in Asia-Pacific.
Recent Acquisitions—On October 10, 2023, we entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, "CJ"). Operations of CJ primarily consist of an oilseed processing facility located in Brazil. The acquisition is expected to close in mid-2024, subject to customary closing conditions.
Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds, grains, and oilseed meal are animal feed manufacturers, livestock producers, wheat and corn millers, and other oilseed processors. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own refined and specialty oils businesses, third-party edible oil processors, which use these oils as raw materials in the production of edible oil products for the food service, and the food processor and retail markets, as well as biofuel companies, which use the oil as feedstock for biofuel production.
Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges, and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate either directly or through joint venture arrangements, various port terminal facilities, including in Brazil, Argentina, the United States, Canada, Latvia, Ukraine, France, Poland, Vietnam, and Australia.
Financial Services and Activities—We offer various financial services, principally trade structured finance and financial risk management services, to customers and other third parties. Our trade structured finance operations primarily leverage our international trade flows to generate trade finance derived liquidity in emerging markets for third parties. Our financial risk management services include structuring and marketing risk management products to enable agricultural producers and end users of commodities to manage commodity price risk exposures. We also engage in foreign exchange and other financial instrument trading via our financial services business. Additionally, we provide financing services to farmers, primarily in Brazil, from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.
Biodiesel—We own and operate conventional biodiesel facilities in Europe and Brazil and have equity method investments in conventional biodiesel producers in Europe and Argentina. This business is complementary to our core Agribusiness operations as in each case we supply some of the raw materials (refined or partially refined vegetable oil) used in their production processes.
Raw Materials—We purchase oilseeds and grains either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies, and farmer planting and selling decisions, our operations in major crop growing regions have enabled us to source adequate raw materials for our operational needs.
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Major competitors include but are not limited to: Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore, Wilmar International Limited ("Wilmar"), and COFCO International ("COFCO").

Refined and Specialty Oils Segment
Overview—We primarily sell our refined and specialty oil products to food processors, food service companies, renewable diesel producers, and retail outlets. The principal raw materials used in our Refined and Specialty Oils segment are various crude and further processed vegetable oils and fats. These raw materials are mostly agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies among our Agribusiness, Refined and Specialty Oils, and Milling segments through raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high-quality products on a global basis. As many of the products we sell in our Refined and Specialty Oils segment are staple foods or ingredients, these businesses generally benefit from global population and income growth rates. Additionally, our businesses that sell vegetable oils as feedstock to the renewable diesel industry generally benefit from increased emphasis on environmental sustainability, including government incentives and mandates aimed at increasing the percentage of fuels stemming from renewable sources, and increased production from the renewable diesel industry.
Recent Acquisitions—In April 2023, Bunge, through our 80% ownership of the Bunge Loders Croklaan ("Loders") joint venture with IOI Corporation Berhad, completed our purchase of a port-based refinery located in Avondale, Louisiana in the United States. The facility has multi-oil refining capabilities and provides a scalable, complementary addition to our North America footprint.
Products—Our refined and specialty oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, mayonnaise, renewable diesel feedstocks, and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed, and canola oil that we produce in our Agribusiness segment processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients derived from vegetable oils, such as lecithin, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have refined and specialty oils refining and packaging facilities in North America, South America, Europe, Asia-Pacific, and Africa. Our refined and specialty oils business comprises our wholly-owned refined oils business in North America, other business to business ("B2B") and business to consumer ("B2C") refined and specialty oils offerings in South America, Europe and Asia-Pacific, and our 80% ownership interest in our Loders joint venture with IOI Corporation Berhad.
In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Primor, Leve, and Salada. Further, we are a leading supplier of shortenings to the food processor market.
In the United States and Canada, we primarily provide product offerings to food processors and food service companies, and we sell refined vegetable oils as feedstock to the renewable diesel industry. Specifically, we offer food manufacturers, bakeries, confectionaries, and food service operators high-quality solutions to fit their goals, such as delivering desired tastes and textures, or reducing saturated fats in their products. Our products include trans-fat free high-oleic canola oil, which is low in saturated fats, and high-oleic soybean oil, which is highly stable and trans-fat free. We have also developed proprietary fiber addition processes that allow bakery and food processor customers to achieve significant saturated fat reductions in shortenings. We also produce margarines and buttery spreads, including our leading Country Premium brand, for food service, food processor and retail private label customers.
In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Unisol, Kaliakra, Oleina, Oliwier, Komili and Kirlangic. We are also a leader in margarines, under brand names including Smakowita, Slynne, Maslo Rosline, Masmix, Optima, Finuu, Deli Reform, Keiju, Alentaia, Venusz, Evesol, Carlshamn, Voimix, and Eleplant. Additionally, we produce a variety of products for the confectionery and bakery industries. We are also an oils supplier in the Western European food service channel.
In Asia, we offer a range of consumer products and offerings, including bakery, culinary, confectionary, and human nutrition products. In India, our consumer brands include Dalda, Gagan, Fiona and Chambal edible oils; Dalda and Gagan vanaspatis; and Masterline professional bakery fats. In China, we offer consumer edible oils products under the Dou Wei Jia, Jia Run, Bang Yan, and Jia Yan brands.
Customers—Our customers include baked goods companies, snack food producers, confectioners, restaurant chains, food service operators, human nutrition companies, other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, and renewable diesel producers. Other customers include grocery chains, wholesalers, distributors, and other retailers who sell to consumers either under our own brand names or private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.
Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. Our principal competitors in the Refined and Specialty Oils segment include, but are not limited to: ADM, AAK AB, Cargill, Fuji Oil Co. Ltd., and Wilmar, as well as local competitors in each region.

Milling Segment
Overview—We primarily sell our milling products to three customer types or market channels: food processors, food service companies, and retail outlets. The principal raw materials used in our milling businesses are wheat, corn, and other agricultural commodities sourced from our Agribusiness segment or directly from third parties. Similar to our refined and specialty oils business, we realize synergies among our other segments in areas such as raw material procurement, logistics, risk management, and the co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our Milling segment are staple foods or ingredients, these businesses generally benefit from macro population and income growth rates. Additionally, our Milling segment is focused on capitalizing on growing global consumer food trends, including a desire for less processed, healthier foods, interest in new flavors, and increases in snacking and eating outside the home.
Products—Our Milling segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil, as well as corn-based products derived from both the dry and wet corn milling processes in the United States and Mexico. During the third quarter of 2022, we completed the sale of our wheat milling business in Mexico.
Our brands in Brazil include Suprema, Soberana, Farina, and Predileta wheat flours, Pre-Mescla and BTX bakery premixes. Our corn milling products primarily consist of dry-milled corn meals and flours, flaking and brewers' grits, soy-

fortified corn meal, corn-soy blends, snack grits and meals, and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients in addition to wet-milled masa flours, some sold under the El Maizal brand in the United States. Additionally, we offer non-GMO products in the United States, including corn varieties.
Customers—The primary customers for our wheat milling products are food processing, bakery, and food service companies. The primary customers for our corn milling products are companies in the food-processing sector, such as cereal, snack, bakery, brewing, and food service companies, as well as the U.S. Government under its humanitarian assistance programs.
Competition—Competition is based on a variety of factors, including price, raw material procurement, brand recognition, product quality, nutritional profile, dietary trends, and distribution capabilities. In Brazil, our major competitors are M. Dias Branco, J. Macedo, Moinho Anaconda, and Grande Moinho Cearense, as well as many small regional producers. Our major competitors in North American corn milling include Cargill, Didion Inc., SEMO Milling, LLC, Life Line Foods, LLC, and Gruma S.A.B. de C.V.

Corporate and Other
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reporting segments because the operating performance of such reporting segments is evaluated by our chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities.

Non-core Segment
Sugar and Bioenergy Segment
Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, our joint venture with BP, as well as minor ethanol distribution sales activity. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. BP Bunge Bioenergia is the second largest operator by effective crushing capacity in the Brazilian sugarcane ethanol biofuel industry. We account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results include our share of the net earnings in BP Bunge Bioenergia. While we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture, hence the designation of such operations as Non-core.
The formation of BP Bunge Bioenergia combined our eight mills, the plantations we owned and managed, and related assets, together with BP’s sugar and bioenergy business in Brazil, which included three mills and related assets. BP Bunge Bioenergia's combined mills are supplied with sugarcane grown on approximately 460,000 hectares of land. In 2023, approximately 77% of the joint venture's total milled sugarcane came from plantations owned or managed by BP Bunge Bioenergia and 23% was purchased from third-party suppliers. These mills allow BP Bunge Bioenergia to produce sugar, ethanol and electricity, as further described below.
•Sugar-BP Bunge Bioenergia produces two types of sugar: very high polarity ("VHP") raw sugar and crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.
•Ethanol-BP Bunge Bioenergia produces and sells two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, and as industrial grade for exports. Anhydrous ethanol is blended with gasoline in transport fuels.
•Electricity-BP Bunge Bioenergia generates electricity from burning sugarcane bagasse in its mills.
The sugar produced at BP Bunge Bioenergia’s mills is sold in both the Brazilian domestic market, primarily in the confectionary and food processing industries, and export markets. The ethanol is sold primarily to customers for use in the Brazilian domestic market to meet demand for fuel, and also exported in the international market. BP Bunge Bioenergia competes with other sugar and ethanol producers both in Brazil and internationally, along with beet sugar processors and producers of other sweeteners and biofuels in the global market. Major competitors in Brazil include Cosan Limited/Raizen, São Martinho S.A., and Biosev (a subsidiary of Louis Dreyfus). Major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos S.A., Sucden S.A., ED&F Man Limited, and COFCO.

Risk Management
Risk management is a fundamental aspect of our business. We maintain an enterprise risk management program that is designed to support the achievement of our strategic objectives and enhance shareholder value. We regularly review our enterprise level risks, emerging risks and assess our risk tolerance levels and the effectiveness of our risk monitoring and risk management efforts. Our Board has established the Enterprise Risk Management Committee ("ERMC") to provide greater focus at the Board level on risk oversight tailored to our business and industries. Additionally, each of our other Board committees considers risks within its area of responsibility. Bunge also has a Management Risk Committee ("MRC") in its enterprise risk management ("ERM") framework, responsible for reviewing and monitoring key exposures, emerging risks, and drivers of risk. The risks covered by the MRC include but are not limited to commodity price risk; market risk; liquidity, interest rate, and financing risk; credit and counterparty risk; country risk; cybersecurity risk; and risks related to climate change. When considering these risks, three criteria are evaluated: the possibility of occurrence, magnitude of risk, and power to mitigate. These risks are directly linked to the substantive impact understood by Bunge, which include but are not limited to the impact related to the potential loss of customer demand for our products or the ability to supply products in sufficient volumes to meet demand. The MRC serves as the most senior management-level risk governance body and includes senior leaders across the organization, including our Chief Risk Officer ("CRO").
The primary risks that our company is subject to are discussed under the heading "Item 1A. Risk Factors" and we also describe our efforts to hedge and actively manage our market risks, including those associated with our positions in physical and derivative markets for agricultural commodities, energy, inland and ocean freight, foreign currency, and interest rates under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Insurance
In each country in which we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. We financially insure our businesses and assets in each country in a manner that we deem appropriate for a company of our size and activities, including against certain risks associated with the ongoing Ukraine-Russia war, based on an analysis of the relative risks, costs, and market availability of insurance. We believe that our geographic dispersion of assets helps mitigate the risk to our business from an adverse event affecting a specific facility. However, if we were to incur a significant loss or liability for which we were not insured in full or in part, it could have a materially adverse effect on our business, financial condition, and results of operations.
Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 27- Segment Information to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Research and Development, Innovation, Patents, and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations and create value for our customers. In our refined and specialty oils and milling businesses, we have several research and development centers globally to support product development and enhancement, working alongside our key customers. We monitor the latest advancements in our core areas via an external technology scouting program. Additionally, Bunge Ventures, our corporate venture capital unit, invests in start-ups and other early-stage companies that are developing new technologies relevant to our industries. Additionally, we invest capital and human resources in digital innovations, aimed at using technology, data and analytics to improve how we perform our most important functions across our value chains, including origination, production, logistics, and customer experience.
We own trademarks, patents, and licenses covering certain of our products and manufacturing processes. However, neither our business as a whole nor any segment is dependent on any specific trademark, patent, or license.
Seasonality
In our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year, since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first quarter of the year has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests, as the North American harvest peaks in the third and fourth quarters, and the South American harvest peaks in the second quarter. Our North and South American grain merchandising and oilseed processing activities are, therefore, generally at lower levels during the first quarter.
In our Refined and Specialty Oils and Milling segments, demand for certain of our food items may be influenced by holidays and other annual events.

Government Regulation
In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, production, handling, storage, transport, marketing, and sale of our products. These include laws and regulations relating to facility licensing and permitting, food, and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, limitations on water use, as well as other environmental regulations. Additionally, from time-to-time, agricultural production shortfalls in certain regions, and growing demand for agricultural commodities for feed, food, and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to ensure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.
Many countries use and produce biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed, canola, and other oilseeds, into ethanol, renewable diesel, or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives to produce biofuels offered in many countries, including the United States, Brazil, Argentina, and several South-East Asian and European countries. Furthermore, in several countries, governmental authorities are mandating biofuel use in transport fuels at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.
We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate, and we incur costs to comply with these requirements. Compliance with applicable laws and regulations relating to environmental matters has not had a material financial or competitive effect on our business. However, due to our extensive operations across multiple industries and jurisdictions globally, we are exposed to the risk of claims and liabilities under these laws and regulations. Violations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities, litigation, other liabilities, as well as damage to our reputation.
Our business could also be affected by the regulation or taxation of greenhouse gas ("GHG") emissions, policies related to national emission reduction plans, and regulations related to conservation and eliminating deforestation. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions or deforestation, including, but not limited to, the Unites States, Canada, Mexico, the European Union and its member states, and China. For example, the Biden Administration has issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Climate Agreement, pursuant to which the Administration has announced a goal of reducing U.S. GHG emissions by one-half by 2030. In addition, the European Union Deforestation Regulation ("EUDR"), which is scheduled to become effective in December 2024, will require companies trading in certain commodities, including oil palm and soy, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation, or breaches of local laws after December 31, 2020 in order to sell such products in the European Union. We are in the process of assessing the impact of the EUDR on Bunge. Our operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet related existing obligations with, at this time, no significant impact on our results of operations and competitive position. We regularly assess the potential impacts to our business resulting from regulation or policies aimed at reducing GHG emissions and deforestation. Potential consequences could include increased energy, transportation and raw material costs, and additional investments to modify our facilities, equipment and processes.
As regulators increasingly focus on climate change and other sustainability issues, we expect to become subject to new environmental, social and governance ("ESG") disclosure frameworks. Additionally, as a result of our Redomestication to Switzerland, we may also become subject to more scrutiny by investors and other stakeholders in Europe related to our ESG disclosures, the actions we are taking and the goals we set.
We closely monitor the rules and regulations related to ESG disclosure and their impact on us. For example, in November 2022, the European Union adopted the Corporate Sustainability Reporting Directive ("CSRD"), which expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards ("ESRS"). While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still evolving and uncertain, and may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD. We are currently evaluating the impact of the CSRD reporting requirements to Bunge and will comply with all applicable in-scope CSRD reporting requirements.

As a Swiss corporation, Bunge is also required under Swiss law to prepare a report covering certain non-financial matters, including environmental matters (in particular the carbon reduction goals), social issues, employee-related issues, respect for human rights, and combating corruption. The report must include (i) a description of our business model, (ii) a description of the policies adopted in relation to these matters, including the due diligence applied, (iii) a presentation of the measures taken to implement these policies and an assessment of the effectiveness of these measures, (iv) a description of the main risks related to these matters and how we are dealing with these risks, and (v) the main performance indicators for the Company’s activities in relation to these matters. We will be required to submit the report to our shareholders for approval at the 2024 Annual Meeting, with respect to our 2023 fiscal year. In addition, under Switzerland’s legislation regarding the due diligence and transparency in relation to child labor in the supply chain, we are required to establish (1) a supply chain policy on child labor, (2) a supply chain traceability system that includes and documents for each product or service for which there are reasonable grounds to suspect child labor (a) a description of the product or service and (b) the trade name and the names and addresses of the supplier and the production sites or the service provider for the undertaking, (3) as an early warning mechanism for risk identification, a reporting procedure that allows interested parties to raise reasonable concerns about the existence of a potential or actual adverse impact related to child labor, and (4) a risk management plan which identifies and assesses the risks in the supply chain according to the likelihood of occurrence and severity of adverse impacts and eliminates, prevents or minimizes such risks on that basis. We will be required to publish a report regarding compliance with our child labor due diligence obligations with respect to our 2023 fiscal year by June 30, 2024.
Further, on October 7, 2023, California enacted the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act (together, the "Climate Accountability Package"). The Climate Accountability Package requires, among other things, all private and public companies with an annual revenue of more than $1 billion and doing business in California to publicly disclose Scope 1 and Scope 2 GHG emissions beginning in 2026 and Scope 3 GHG emissions in 2027.
Although, at this time, it is not possible to estimate the likelihood of passage or predict the potential impact of any additional legislation, regulations or agreements, the effects of additional climate change regulatory initiatives could have a materially adverse impact on our business and results of operations. The scope of physical effects of climate change, including shifts in agricultural production areas and climatic volatility, is uncertain, but could in the long-term result in increased adverse incidents of weather-related events that cause disruptions to our operations and may ultimately result in stranded physical assets. We currently believe the breadth and diversification of our global asset network, as well as our participation in the global trade of agricultural commodities, will help to mitigate these risks.
Additionally, in response to the ongoing Ukraine-Russia war, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-NATO member states, have announced targeted economic sanctions on Russia and Belarus, certain Russian and Belarusian citizens, and Russian and Belarusian enterprises. Any escalation of the war may trigger additional economic and other sanctions. On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. On February 3, 2023, the transaction closed in accordance with the terms of the agreement and the sale was completed. As of the completion of the sale, Bunge no longer maintains operations in Russia.

Sustainability
Bunge believes sustainability is critical to our business. While we have consistently incorporated ESG factors into Bunge’s strategy and operations, we have intensified our efforts in light of new consumer trends, risks arising from factors such as climate change, and the emerging commercial opportunities in the low carbon market. We integrate ESG factors into nearly every area of our business, from how we evaluate new growth markets, plan and develop our strategic goals, compensate our employees and operate our facilities, to how we engage with our customers, suppliers, employees, communities, shareholders and other stakeholders. We encourage Bunge leadership around the globe to embrace sustainable decision-making across our value chains built on a foundation of ethical leadership, accountability and environmental stewardship. Our key areas of growth, comprising expansion of our oilseed processing and origination capabilities, production of renewable feedstocks, increasing our plant lipids portfolio and development of new plant-based protein ingredients, are not only core to our business strategy but also a testament to the alignment of sustainability with our corporate vision.
A key feature of our sustainability strategy is to leverage Bunge’s position in the value chain and its experience delivering sustainable solutions to stakeholders in order to collaboratively promote industry-wide transformation. Bunge has been a founder and active member of leading industry associations and platforms to find practical solutions to certain sustainability challenges, such as climate change, land use change, human rights and biodiversity. We are committed to eliminating native vegetation conversion associated with agricultural commodity production and trade in 2025 – a commitment that was established in 2015 and serves as a guide for sector alignment. We intend to build on our shared efforts, working with governments, farmers, and other key stakeholders in our supply chains, to identify opportunities for public-private collaboration focused on eliminating commodity-driven deforestation.

Bunge’s public reporting on ESG conforms with internationally recognized frameworks and standards, the details of which are captured in the annual corporate sustainability reports published in the first half of each year. The 2024 sustainability report will contain further information on Bunge’s ESG strategy, performance, and other disclosures. In addition, as described above, as a Swiss corporation, Bunge is also required under Swiss law to establish an annual non-financial matter report covering, among other things, certain ESG matters (which will be submitted to shareholders for approval at the 2024 Annual Meeting), and to publish a report on our due diligence in the upstream supply chain to identify, prevent, mitigate, and account for child labor. Such reports are not incorporated by reference in this Annual Report.
Governance
Sustainability considerations, including climate change, deforestation and native vegetation conversion, water use, biodiversity, human rights, social development, community impact, stakeholder engagement, and more, are embedded across the functions of multiple committees of Bunge’s Board.
The Sustainability and Corporate Responsibility Committee ("SCRC") of the Board oversees sustainability strategy at Bunge. The SCRC meets on a regular basis and is tasked with oversight of governance, policies, strategies and programs related to a comprehensive set of sustainability and corporate social responsibility factors that support the sustainable growth of the Company, including, but not limited to, climate change, environmental matters, human rights, social development, risk management, external trends, external stakeholder engagement, philanthropy, and reporting and disclosure. Additionally, the ERMC of the Board periodically evaluates climate related risks and opportunities in connection with its oversight of enterprise risks and risk mitigation strategies. The Audit Committee periodically evaluates applicable trends, risks, and developments in non-financial reporting practices and requirements that may impact the Company’s regulatory filings, including ESG-related disclosures. The Human Resources and Compensation Committee ("HRCC") oversees the establishment of sustainability linked performance goals for our executives and workforce.
The sustainability function is executed by the Chief Sustainability Officer ("CSO"), who reports to our Chief Executive Officer ("CEO"). The CSO leads a global team operating across multiple geographies and functions that regularly engage business leadership to ensure company-wide alignment with sustainability objectives and opportunities.
Strategy
We leverage our leadership, extensive knowledge of the industry, and our deeply rooted relationships with customers at both ends of the value chain to address the sustainability challenges facing the food, feed, and fuel supply chains in which we operate. We intend to address those challenges by, among other things, connecting farmers and our end customers as they seek to establish common approaches to overcome shared sustainability challenges. This means that the decisions we make — from strategy to investments to operations — look at the associated GHG impact and how it will shape our long-term climate ambitions. With a sustainability mindset, we can enhance our focus on decarbonization in both our operations and in our supply chains, continue providing low carbon solutions to our food, feed, and fuel customers, and ensuring climate-related risks are deeply embedded into our governance framework. We have a proud history of accomplishment that we are building on to realize our approach. For example, Bunge is actively engaged in supplying low carbon feedstock for renewable fuels, sourcing and supplying grains planted under regenerative agricultural practices, and supplying certified and verified deforestation-free grains and by-products, among other initiatives. These business objectives are a natural extension of our sustainability efforts and have been partly developed by applying a “climate lens” to our strategic decision-making.
Risk Management
In 2021, Bunge began implementing enhancements to its ERM framework by incorporating more detailed sustainability risks and opportunities into the ERM process. These include risks emanating from changing climate and weather patterns, water scarcity, deforestation, human rights, farmer productivity, and increasing taxation and regulation on GHG emissions. This process was further enhanced in 2022 by adding risk factors into the ERM framework. The ERM process provides Bunge with greater oversight and management of climate-related risks and the potential financial implications, and will help ensure continued short-, medium- and long-term resilience.
Climate risks are overseen at the Board level by the ERMC, which has responsibility for supervising the quality and integrity of our risk management practices. Enterprise risk management is overseen at the executive level by the CRO, who reports to our CEO, with input from relevant teams and functions. Further, as noted above the MRC reviews climate related risks, such as adverse weather patterns, current or emerging regulations, reputational hazards, and other sources which are included in this process. The results of these assessments are distributed throughout the executive leadership team and to the Board, and provided to key stakeholders in annual risk reports. In recent years, new climate risk factors were incorporated into the MRC's assessment process. These data points are in addition to dozens of other sustainability-related factors that are assessed by the MRC and communicated to the ERMC.

Metrics and Targets
When setting public commitments, particularly quantifiable targets on GHG emissions and related measures, Bunge’s leadership and employees regularly engage with stakeholders, review market and consumer trends, and consider business risks and opportunities. Where feasible, Bunge also engages in sector-wide discussions to align with value chain partners so that metrics and targets are aligned for maximum impact and transformation.
Bunge established Science Based Targets ("SBTs") in 2021, which were verified by the SBTi and cover absolute reductions in GHG emissions across all three Scopes. From a 2020 baseline to a 2030 deadline, the targets call for:
•Scopes 1 & 2 - Absolute reduction of 25%
•Scope 3 - Absolute reduction of 12.3%
Due to the nature of Bunge’s business and operations, the vast majority of GHG emissions are found within the value chain (Scope 3), particularly upstream sources. Therefore, a substantial portion of Bunge’s emissions reduction will be achieved by meeting the Company’s 2025 non-deforestation commitment. Additional emissions reduction activities to meet the SBTs include enhancements to the Company’s plants, procurement of zero- or low-carbon electricity sources, and the uptake of certified products and regenerative farming practices.
Additional metrics and targets include intensity reductions by 2026 from a 2016 baseline for water (10% overall and 25% for facilities located in areas of high water stress), waste (10% disposal), and energy (10% consumption).
Human Capital Resources
As of December 31, 2023, we employed approximately 23,000 people. Many of our employees are represented by labor unions and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
Our People
We care about our people. We listen, empower, develop and reward them with the goal of driving high levels of engagement and commitment to Bunge. From hiring the best talent to inclusion and belonging initiatives, career development, total employee rewards, and wellness, Bunge strives to create programs and resources that enhance our workplace environment.

% of Total Headcount
Region
South America	37%
EMEA (Europe, Middle East, Africa)	27%
North America	19%
Asia	17%
Talent Acquisition
At Bunge, we aim to attract the best talent to ensure a sustainable pipeline of talent needed for today and in the future. We continue to focus on diversity of external hires to meet our overall workforce composition targets, using tools and partnerships to enable a diverse and competitive candidate pool.
Inclusion & Belonging
We value inclusion and respect the unique viewpoints our employees bring to make Bunge a dynamic and innovative company. As a global organization, we have a workforce with a wide variety of skill sets and backgrounds critical to meeting the changing needs of a growing world. Strongly guided by our values, the expertise of our teams is a competitive advantage in connecting with thousands of people around the globe to serve our purpose to deliver essential food, feed, and fuel. We are committed to supporting our communities and strengthening our efforts to ensure our workforce, programs, and practices enhance our culture of belonging.
Career & Development
We focus on training and development that helps employees develop the skills they need both today and in the future. One of the greatest drivers of growth for our people is their own initiative and sense of career ownership. We encourage employees to create individual development plans and provide employees access to apply for internal career opportunities that match their interests and skills.

Safety
Our care and concern for people and their families is rooted in always Doing What's Right when it comes to safety. We believe everyone has the right to a safe work environment. Our approach focuses on incident prevention and mitigation, and we are committed to learning and improving through demonstrated safety leadership at all levels.
Available Information
Our website address is www.bunge.com. Through the "Investors: Financial Information: SEC Filings" section of our website, it is possible to access our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors, and other reporting persons with respect to our shares are made available through our website. Our periodic reports and amendments, and the Section 16 filings, are available through our website free of charge as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.
Through the "Investors: Corporate Governance: Governance Documents" section of our website, it is also possible to access copies of the charters for our Audit Committee, Human Resources and Compensation Committee, Corporate Governance and Nominations Committee, Sustainability and Corporate Responsibility Committee, and Enterprise Risk Management Committee, as well as our Corporate Governance Guidelines and Code of Conduct. Each of these documents is made available free of charge.
The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all information we file publicly with the SEC. The SEC website address is www.sec.gov.

Information About Our Executive Officers and Key Employees
Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Gregory Heckman	Chief Executive Officer
Aaron Buettner	President, Food Solutions
Robert Coviello	Chief Sustainability Officer and Government Affairs
Christos Dimopoulos	Co-President, Agribusiness
Julio Garros	Co-President, Agribusiness
Debra King	Chief Technology Officer
Pierre Mauger	Chief Transformation Officer
John Neppl	Chief Financial Officer
Joseph Podwika	Chief Legal Officer and Assistant Secretary
Kellie Sears	Chief Human Resources Officer
Robert Wagner	Chief Risk Officer
Ruth Ann Wisener	Vice President, Investor Relations
Gregory Heckman, 61-Mr. Heckman has served as Chief Executive Officer since January 2019 and as a member of our Board since October 2018. Mr. Heckman has over 30 years of experience in the agriculture, energy and food processing industries. He is the founding partner of Flatwater Partners and served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves on the board of the Federal Reserve Bank of St. Louis and as a non-executive director on the board of OCI N.V., a global producer of fertilizer and chemicals. In addition, he serves on the Board Advisory Council of the New York Stock Exchange.
Aaron Buettner, 50-Mr. Buettner has served as President, Food Solutions since January 1, 2022. Prior to that, he was President, Bunge Loders Croklaan, of the Company's fats and specialty oils business. Mr. Buettner joined Bunge in September 2015 serving as Vice President, Global Oils. Prior to joining Bunge, Mr. Buettner worked at Cargill for 19 years in a variety of commercial, finance and general management leadership roles in the United States, Russia and Asia-Pacific refined oils businesses.
Robert Coviello, 55-Mr. Coviello has served as Chief Sustainability Officer and Government Affairs since May 2019. Mr. Coviello joined Bunge in 2003 and has held a variety of commercial leadership positions in Asia, Europe and the U.S. Prior to joining Bunge, Mr. Coviello served in trading roles at Cargill in the U.S. Mr. Coviello also serves on the Board of Directors of Lamb Weston, a New York Stock Exchange company.
Christos Dimopoulos, 50-Mr. Dimopoulos has served as Co-President, Agribusiness since May 2022. Prior to that, he was President, Global Supply Chains. Mr. Dimopoulos joined Bunge in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness Segment. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management.
Julio Garros, 48-Mr. Garros has served as Co-President, Agribusiness since May 2022. Prior to that, he was President, Agribusiness Development, Operations and Milling. Mr. Garros joined Bunge in 2002 as a Financial Analyst in Argentina and subsequently held a variety of roles of increasing responsibility across finance, commercial and business development in Argentina and Brazil. Prior to joining Bunge, Mr. Garros worked for PriceWaterhouseCoopers and as an auditor for Argentina’s Foreign Affairs Office.
Debra King, 52-Ms. King has served as Chief Technology Officer since joining Bunge in December 2022. Prior to joining Bunge, Ms. King served as Chief Information Officer at Corteva from 2017 to 2021, where she led the IT spin from DowDuPont, built a technology foundation for the new company and founded the enterprise digital transformation program. Previously, she spent 15 years at Pfizer in a range of IT leadership roles across business domains, managing IT organizations and operations at scale, and leading numerous global transformation programs. She started her career in technology consulting before moving into corporate roles.
Pierre Mauger, 51-Mr. Mauger has served as Chief Transformation Officer since May 2019. He joined Bunge in 2013 as Chief Development Officer. Prior to Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013. Prior to that, he served as a partner in the firm's consumer goods practice and previously worked as an auditor at Nestlé and KPMG.
John Neppl, 58-Mr. Neppl has served as Chief Financial Officer since joining Bunge in May 2019. He joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as Chief Financial Officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including Senior Financial Officer of ConAgra Trade Group and Commercial Products division as well as Assistant Corporate Controller. Prior to ConAgra, Mr. Neppl was Corporate Controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board and also serves on the Advisory Board of Adams Land & Cattle. Mr. Neppl earned his Bachelor of Science degree in business administration with a major in accounting from Creighton University in Omaha, Nebraska. He is also a certified public accountant (inactive status).
Joseph Podwika, 61-Mr. Podwika has served as Chief Legal Officer since joining Bunge in November 2019. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company and was in private practice with Jaeckle, Fleischmann & Mugel.
Kellie Sears, 54-Ms. Sears has served as Chief Human Resources Officer since joining Bunge in January 2023. Ms. Sears joined Bunge from BeautyHealth where she served as Chief Human Resources Officer from January 2022 until her departure. Prior to working at BeautyHealth, she was Chief Human Resources Officer with Asklepios BioPharmaceutical, Inc. from 2020 to 2022. Prior to that, she worked at Allergan in increasing roles of responsibility from 2012 to 2020 serving as Senior Vice President and Chief Human Resources Officer from 2019 until her departure in 2020. Prior to that, she worked at Pfizer from 1999 to 2012 in a number of leadership roles including serving as Senior Director of Global HR Shared Services where she was responsible for the strategy, design and implementation of a shared services model.
Robert Wagner, 46-Mr. Wagner has served as Chief Risk Officer since joining Bunge in June 2019. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland. Prior to COFCO, he was Chief Risk Officer for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments.

Ruth Ann Wisener, 58-Ms. Wisener has served as Vice President of Investor Relations since joining Bunge in March 2019. Prior to joining Bunge, Ms. Wisener worked in leadership positions in a variety of legal, finance, and commercial roles at Tyson Foods and ADM, among others.
Item 1A.    Risk Factors
Risk Factors
 Our business, results of operations, cash flow, financial condition or prospects could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our financial condition and business operations. See "Cautionary Statement Regarding Forward Looking Statements."
Risks Relating to Our Business and Industries
Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations, supply chains, and operating results.
Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products, and negatively affect the creditworthiness of agricultural producers who do business with us.
Severe adverse weather conditions, such as hurricanes and severe storms, may also result in extensive property damage, extended business interruption, personal injuries, and other loss and damage to us. Our operations also rely on dependable and efficient transportation services, including transportation by ocean vessel, river barges, rail, and truck. A disruption in transportation services as a result of weather conditions, such as low river levels following periods of drought, may also have a significant adverse impact on our operations and related supply chains.
Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, shifts in agricultural production areas, changing temperature levels, increased frequency or severity of extreme weather events, and climatic volatility. The frequency and severity of the effects of climate change or weather patterns could increase and adversely impact our business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities, as well as the supply and demand for agricultural commodities, and may result in incidents of stranded physical assets. These effects could be material to our results of operations, liquidity or capital resources.
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
We maintain operations in Ukraine. Ukraine forms part of a key international grain originating region and is also the world’s largest supplier of sunflower seed and sunflower oil, commodities that cannot be completely replaced from other origins. On February 24, 2022, Russia initiated a military offensive in Ukraine. Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. Assets and operations located in regions affected by the war are at a heightened risk of property damage, inventory loss, business disruption, and expropriation. On July 17, 2023, an agreement allowing the safe export of grain from three Ukrainian ports (Pivdennyi/Yuzhnvi, Odesa, and Chornomorsk; the “POC corridor”) on the Black Sea expired. Following the termination of the POC corridor agreement, Russian attacks on key Ukrainian export infrastructure locations intensified. As of the date of this Annual Report, the termination of the POC corridor agreement and recent Russian attacks on key export infrastructure have not significantly impacted Bunge’s results of operations in Ukraine as alternative routes to export product are being effectively utilized, however, in the event Bunge is unable to utilize alternative routes effectively, Bunge’s results of operations in Ukraine may be adversely affected. Further, no material damage has been noted at any of Bunge’s Ukrainian facilities, however, due to safety concerns, it is not always possible to conduct onsite physical inspections of our Ukrainian facilities to understand the full extent of the impact of the war. As of December 31, 2023, total assets and total liabilities associated with Bunge's Ukrainian subsidiaries each comprise less than 3% of our consolidated Total assets and Total liabilities, respectively.
Our Ukrainian operations employ approximately 1,000 employees. While as of the date of this Annual Report some of our Ukrainian employees have been forced to relocate to other areas within Ukraine or to other countries, our workforce remains largely intact. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, which could have a material adverse effect on our operations. Disruption to the power grid, transportation routes, telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine could also severely impair our Ukrainian operations. The scope, intensity, duration and outcome of the ongoing war is uncertain, and the continuation or escalation of the war may have a material adverse effect on Bunge’s assets, operations and financial condition.
In response to the war, the United States, other NATO member states, as well as non-NATO member states, have announced targeted economic sanctions on Russia and Belarus, certain Russian and Belarusian citizens, and Russian and Belarusian enterprises. Any escalation of the war may trigger additional economic and other sanctions. On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. On February 3, 2023, the transaction closed in accordance with the terms of the agreement and the sale was completed. As of the completion of the sale, Bunge no longer maintains operations in Russia.
In addition, the risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies' continued operations in Russia. See "— Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business."
Although we insure ourselves against many types of risks, including certain risks associated with the ongoing war, our level of insurance may not cover all losses we could incur. There could be a material adverse effect on our business, results of operations and financial condition if we are not able to adequately insure against the possible exposure we could experience as a result of the war. To the extent the current war adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Item 1A, any of which could materially and adversely affect our business and results of operations. Due to the continuously evolving nature of the war, the potential impact that the war could have on these risk factors, and others that cannot yet be identified, remains uncertain. Even if the war moderates, or a resolution between Ukraine and Russia is reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from the war for the foreseeable future as Ukraine rebuilds its economy and infrastructure.
We are subject to fluctuations in agricultural commodity and other raw material prices, energy prices, and other factors outside of our control that could adversely affect our operating results.
Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, inflation, government agriculture programs and policies, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, global inventory levels, demand for biofuels, weather and crop conditions, and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.
Additionally, our operating costs and the selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items, including as a result of the Ukraine-Russia war, and currency fluctuations could adversely affect our operating costs and results. We also sell certain biofuel products, such as ethanol, renewable diesel, and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol, renewable diesel, and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices. Prices for petroleum products and biofuels are affected by market and geopolitical factors and government fuel policies, over which we have no control. Lower prices for oil, gasoline or diesel fuel could result in decreased selling prices for ethanol, renewable diesel, biodiesel and their raw materials, which could adversely affect our revenues and operating results.
Our business is seasonal, and our results may fluctuate depending on the harvest cycle of the crops upon which we rely and seasonal fluctuations related to the sale of our consumer products.
As with any agricultural business enterprise, our business operations are seasonal in nature. For example, in our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres. However, the first quarter of the year has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests, as the North American oilseed harvest peaks in the third and fourth quarters, while the South American harvest peaks in the second quarter. This creates price fluctuations, which result in fluctuations in our inventories and a degree of seasonality in our gross profit. In addition, certain of our consumer food products are influenced by holidays and other annual events. Seasonality could have a material adverse effect on our business and financial performance. In addition, our quarterly results may vary as a result of the effects of fluctuations in commodities prices, production yields and costs.
We face intense competition in each of our businesses.
We face significant competition in each of our businesses and we have numerous competitors, some of which are larger, more diversified and have greater financial resources than we have. Additionally, in recent years we have experienced regional Agribusiness competitors entering new geographies where previously they did not compete with us, and certain customers seeking to procure certain commodities directly rather than through historical suppliers such as us. Furthermore, in conjunction with the recent increase in demand for renewable biodiesel feedstocks, we have experienced added competition for refining capacity from traditional petroleum companies. As many of the products we sell are global commodities, the markets for our products are highly price competitive, and in many cases also sensitive to product substitution. Additionally, the geographic location of assets can competitively advantage or disadvantage us with respect to our competitors in certain regions. We also face competition from changing technologies and shifting industry practices, such as increased on-farm crop storage in several regions, which allows producers to retain commodities for extended periods and increase price pressure on purchasers such as us. To compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, including through business optimization initiatives, developing and offering products that meet customer needs, optimizing our geographic presence in key markets, developing and maintaining appropriate market share and customer relationships, supporting socially responsible and sustainable corporate and business practices, and promoting our environmental stewardship. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures, increase our raw material costs or reduce pricing, each of which could have an adverse effect on our business and profitability.
We are vulnerable to the effects of supply and demand imbalances in our industries.
Historically, the market for some agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability, including the profitability of our Bunge Chevron Ag Renewables joint venture ("Bunge Chevron JV"). The business and financial performance of the Bunge Chevron JV may be adversely affected if there is a significant decrease in demand for renewable diesel. We also expect the results from our equity investment in the BP Bunge Bioenergia joint venture to be impacted by any potential shortage of, or increasing costs for, sugarcane which is the principal raw material used in the production of ethanol and sugar.
We are subject to global and regional economic downturns and related risks.
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets, such as inflation, increased unemployment, decreases in disposable income, declines in consumer confidence, uncertainty about economic stability, or economic slowdowns or recessions, could cause a decrease in demand for our products.
Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including rising interest rates and constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of the financial institutions that serve as our lenders and as counterparties to the over-the-counter derivative instruments we use to manage risks and some of our customers, suppliers, and other counterparties, which in turn may negatively impact our financial condition and results of operations. Over the course of the last year, concerns have arisen with respect to the financial condition of a number of regional banking organizations in the United States and global financial institutions. Although our exposure has been de minimis to these financial institutions, we continue to monitor our counterparty exposure across all of the financial services companies with which we conduct business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for more information.
In 2023, certain of our raw material input costs increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into 2024. Further the United States has reported and is continuing to report weaker GDP growth, with some economists forecasting a continuation of these conditions in 2024. Brazil is experiencing a slowing GDP growth rate coupled with relatively high interest rates, which may result in an uncertain economic and political environment that could in turn lead to reduced demand for our refined and specialty oils and milling products in the country. Argentina has experienced hyperinflation, high fiscal deficit and negative GDP growth in recent quarters, and faces additional uncertainty in connection with the newly-elected President's anticipated economic and monetary policies. Additionally, a slowdown in China's economy over a prolonged period, including as a result of population decline, real estate crisis and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
We are subject to economic, political, and other risks of doing business globally and in emerging markets.
We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East, and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:
•adverse trade policies or trade barriers on agricultural commodities and commodity products;
•new and developing requirements related to GHG emissions and other climate change initiatives and workforce diversity and inclusion mandates;
•inflation, hyperinflation, and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates. For example, inflation rates in many countries in which we operate are currently at the highest levels in decades, resulting in tighter monetary policies, including higher interest rates;
•changes in laws and regulations or their interpretation or enforcement in the countries in which we operate, including the effects of complying with Swiss tax law on us and our shareholders;
•difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;
•exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries, most notably in Ukraine, Egypt, and Argentina;
•inadequate infrastructure and logistics challenges;
•sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;
•the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;
•challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. GAAP expertise in international locations and multiple financial information systems;
•changes in a country’s or region’s economic or political condition; and
•labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism. See "—The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations."
These risks could adversely affect our operations, business strategies, and operating results.
As a result of our international operations, we are also exposed to currency exchange rate fluctuations. Changes in exchange rates between the U.S. dollar and other foreign currencies, particularly the Brazilian real, Canadian dollar, the euro, and Chinese yuan/renminbi affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may also have a negative impact on the value of our assets located outside of the United States.
Additionally, there continues to be a great deal of uncertainty regarding U.S. and global trade policies for companies with multinational operations like ours. In recent years, there has been an increase in populism and nationalism in various countries around the world and consequently historical free trade principles are being challenged. As we continue to operate our business globally, our success will depend, in part, on the nature and extent of any such changes and how well we are able to anticipate, respond to and effectively manage any such changes.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability.
Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes (including "windfall profits" taxes), tariffs, duties, subsidies, import and export restrictions, price controls on agricultural commodities, and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. Additionally, regulation of financial markets and instruments in the United States and internationally may create uncertainty as these laws are adopted and implemented and may impose significant additional risks and costs that could impact our risk management practices. Further, increases in food and fertilizer prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in various jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liabilities on us that could have a material adverse effect on our operating results and financial condition. Future governmental policies, regulations or actions impacting our industries may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in existing and target markets, or engage in risk management activities and otherwise cause our financial results to suffer.
Finally, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions, particularly disputes involving the United States and China. This has in the past led, and can in the future lead, to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, which have presented challenges and uncertainties for our business. We cannot predict the impacts that future trade policy or the terms of any negotiated trade agreements could have on our business and operations.
We may not realize the anticipated benefits of acquisitions, divestitures or joint ventures.
We have been an active acquirer of other companies, including our pending acquisition of Viterra. We also have joint ventures with several partners, including the BP Bunge Bioenergia joint venture related to our sugar and ethanol business in Brazil and the Bunge Chevron JV for manufacturing low lifecycle carbon intensity transportation fuels. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures, and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms, and successfully consummate and integrate any businesses we acquire. In addition, we proactively review our portfolio of businesses in order to identify opportunities to enhance shareholder value and may decide as a result of such reviews or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.
Our acquisition, joint venture, or divestiture activities may involve unanticipated delays, costs, and other problems. If we encounter unexpected problems with acquisitions, joint ventures, or divestitures, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions, joint ventures or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions.
Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities. See the risk factors under the sections entitled “Risks Relating to the Acquisition” and “Risks Relating to the Combined Company” under this Item 1A for additional discussions on our pending acquisition of Viterra.
Divestitures may also expose us to potential liabilities or claims for indemnification, as we may be required to retain certain liabilities or indemnify buyers for certain matters, including legal, environmental, or litigation matters associated with the assets or businesses that we sell. For example, in connection with the sale of our Russian operations in 2023, we were required to indemnify the buyer against certain existing legal claims related to the business. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology systems and other management processes, including the loss of key personnel. Further, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.
Additionally, we have several joint ventures and investments in which we have limited control over governance, financial reporting, and operations. As a result, we face certain operating, financial, and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners, and the risk that we will be unable to effectively work with or resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.
We are subject to industry and other risks that could adversely affect our reputation and financial results.
We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims, and recalls. We are also subject to shifts in customer and consumer preferences, and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. Also, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns, and other risks associated with the global food system may lead to increased activism focusing on food companies and their suppliers, governmental intervention and consumer responses. These risks could adversely affect our, or our suppliers’, reputations and businesses and our ability to procure the materials we need to operate our business.
As a company whose products comprise staple food and feed products sold globally, as well as ingredients included in trusted food brands of our customers, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and a loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars, and grains consumed, as well as concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.
We are subject to numerous laws and regulations globally, which could adversely affect our operating results.
Due to our global business operations, we are required to comply with numerous laws and regulations in the countries in which we operate. These include general business regulations, such as with respect to taxes, accounting, anti-corruption and fair competition, trade sanctions, product safety, and environmental matters, as well as those governing the manufacturing, production, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, and limitations on water use. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to environmental liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. Our industrial activities can also result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or the expenditure of significant amounts to remediate safety issues or repair damaged facilities. We may incur material costs or liabilities to comply with environmental, health and safety requirements. Any failure to comply with applicable laws and regulations may subject us to substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities, litigation, and other liabilities, as well as damage to our reputation.
Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the

Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products, or to provide services outside the United States. Furthermore, embargoes and sanctions imposed by the United States and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal or civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.
In addition, continued government and public emphasis in countries in which we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions, including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. For example, the Biden Administration has issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Climate Agreement, pursuant to which the Administration has announced a goal of halving U.S. GHG emissions by 2030. In addition, the EUDR, which is scheduled to become effective in December 2024, will require companies trading in certain commodities, including oil palm and soy, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation, or breaches of local laws after December 31, 2020 in order to sell such products in the European Union. The imposition of regulatory restrictions related to GHG emissions and conservation in many markets in which we operate, which may include limitations on GHG emissions, national emission reduction plans, requirements to make additional investments to modify our facilities, equipment and processes, other restrictions on industrial operations, taxes or fees on GHG emissions, and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting our products, which could adversely affect our business, cash flows, and results of operations. We are also subject to a number of ESG disclosure frameworks, such as the CSRD in the European Union, the Swiss non-financial reporting requirements and child labor due diligence and transparency, and the California Climate Accountability Package, and as regulators increasingly focus on climate change and other sustainability matters, we may become subject to new, more stringent ESG disclosure frameworks, such as the SEC’s proposed climate disclosure rules. See “Item 1. Business-Government Regulations.”
We are exposed to credit and counterparty risk relating to our customer and supplier counterparties in the ordinary course of business. In particular, we advance capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.
We have various credit terms with customers, and our customers have varying degrees of creditworthiness, which exposes us to the risk of non-payment or other default under our contracts and other arrangements with them. In the event that we experience significant defaults on their payment obligations to us, our financial condition, results of operations, or cash flows could be materially and adversely affected.
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2023 and 2022, respectively, we had approximately $825 million and $651 million in outstanding prepaid commodity purchase contracts, and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business.
We require significant amounts of capital to operate our business and fund capital expenditures. Our working capital needs are directly affected by the prices of agricultural commodities, with increases in commodity prices generally causing increases in our borrowing levels. We are also required to make substantial capital expenditures to maintain, upgrade, and expand our extensive network of storage facilities, processing plants, refineries, mills, logistics assets, and other facilities to keep pace with competitive developments, technological advances and safety and environmental standards. Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to make significant investments into our business. Although we are selective with the capital expenditures and other investments we make, we may not realize the benefits of such capital expenditures and investments in the expected time frame, if at all.
Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of a tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations. At December 31, 2023, Bunge had $5,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities with a number of financial institutions. At December 31, 2023, our total debt balance is $4,882 million. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets, including increases in interest rates and diminished liquidity and credit availability, generally could increase the cost to finance our operations, adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, or adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
Access to credit markets and pricing of company debt is also dependent on maintaining appropriate credit ratings, and one of our financial objectives has been to maintain an investment grade credit rating. While our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt, reductions in our credit ratings would increase our borrowing costs and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms, as well as impair our ability to compete effectively relative to competitors with higher credit ratings.
Our risk management strategies may not be effective.
Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, they may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".
The loss of, or a disruption in, our manufacturing and distribution operations or other operations and systems could adversely affect our business.
We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, disruptions in logistics or information systems, as well as natural disasters, pandemics (such as the COVID-19 pandemic), wars (including the Ukraine-Russia war and conflicts in the Middle East), acts of terrorism, and other external factors over which we have no control.
While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The potential effects of these conditions could have a material adverse effect on our business, results of operations, and financial condition.
Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business.
We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. If we or our third-party service providers do not respond or perform effectively in connection with a cybersecurity breach or system failure, our business may be impacted.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a potentially significant risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data and the confidential data of our employees, customers, suppliers and other third parties that we may hold. Such vulnerabilities include, among other things, social engineering threats and more sophisticated computer crime, including advanced persistent threats and zero-day vulnerability exploits. We may incur significant costs in protecting against potential security breaches, cyber-based attacks, or other cybersecurity incidents. We and our third-party service providers are targeted by malicious actors and expect such incidents to continue and the frequency and severity of such attacks to increase. While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks and impacts of cyberattacks and protect our information technology systems may be insufficient and we may experience significant breaches or other failures or disruptions that could compromise our systems and the information we store and, ultimately, affect our business operations and results of operations. Additionally, hybrid or remote work arrangements among our employees and employees of our third-party providers present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyberattacks and security breaches. We are also exposed to the risk of insider threat attacks. New technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks.
In addition, the risk of cybersecurity incidents, including cyberattacks against the Ukrainian government and other countries in the region, has increased in connection with the ongoing Ukraine-Russia war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in Russia. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally. While we no longer have operations in Russia, we do have operations in the region that, along with our operations globally, could be adversely affected by these attacks, including cyber-based attacks against our information technology systems, or be at risk to collateral effects of such attacks. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia, or U.S. support of Ukraine, could also adversely affect our operations.
We have implemented security policies, training programs, measures and disaster recovery plans designed to prevent, detect and mitigate cyber-based attacks, and to protect the security and continuity of our networks and critical systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company and user data or accounts. In addition, we also conduct tests and assessments using independent third parties on a regular basis. These measures may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur.
If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. Further, our sensitive information may be compromised and we may suffer representational harm. While we have insurance coverage designed to address certain aspects of cybersecurity risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise, and we cannot be certain that insurance coverage will continue to be available to us on acceptable terms, or at all.
We are also subject to a variety of laws and regulations regarding data privacy, data protection, and data security, including laws related to the collection, storage, handling, use, disclosure, transfer, and security of personal information. Data privacy regulations continue to evolve, and non-compliance with such regulations, including as a result of adoption of emerging technologies, such as artificial intelligence, could subject the Company to legal claims or proceedings, potential regulatory fines and penalties and damage to our reputation. These factors may adversely impact our business, results of operations, and financial condition, as well as our competitive position.
Changes in tax laws or exposure to additional tax liabilities could have a material impact on our financial condition and results of operations.
We are subject to income taxes as well as non-income taxes in various jurisdictions throughout the world. Tax authorities may disagree with certain positions we have taken and assess additional taxes, along with interest and penalties. We regularly assess the likely outcomes of these audits and assessments in order to assess the appropriateness of our tax assets and liabilities. However, the calculation of such liabilities involves significant judgment in the interpretation of complex tax regulations in many jurisdictions. Therefore, any dispute with a taxing authority may result in a payment or outcome that is significantly different from current estimates. There can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition in the periods in which they are recognized.

Additionally, changes in tax laws could materially impact our effective tax rate and the monetization of recoverable tax assets (indirect tax credits). For example, the Organization for Economic Cooperation and Development ("OECD") Base Erosion and Profit Shifting ("BEPS") initiative, which is supported by governments of certain major countries and jurisdictions, seeks to, among other things, ensure large multinational companies, like Bunge, pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, could adversely impact our effective tax rate. We do not expect the impact of BEPS to have a material impact on our effective tax rate in 2024. Furthermore, the ongoing efforts in corporate tax transparency by the OECD and a number of countries has resulted in additional mandatory disclosures, which will likely cause additional scrutiny of the Company's tax positions and potentially increased tax assessments. Additionally, increased grain and food prices globally have resulted in some jurisdictions as well as activists and social groups calling for a “windfall profits” tax on agricultural grain traders and producers. So far, only one jurisdiction has implemented such tax on food distributors, which is set to expire after 2024. While such tax has not had a material impact on Bunge, the imposition of, or increase in, windfall profit taxes in the markets we operate in could have a material adverse effect on our financial condition and profitability.
Our operations are dependent on a wide array of third parties.
The success of our supply chain relies on the continued performance of a wide array of third parties. Suppliers, vendors, co-manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical business partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as financial issues, operational failures, labor issues, cybersecurity events, pandemics (such as the COVID-19 pandemic) or other public health issues, or other systemic issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, such as exposing us to cybersecurity-related compromises, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.
Our operations have been and may in the future be adversely impacted as a result of public health crises, pandemics and epidemics.
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations. Any outbreaks of new public health crises, pandemics and epidemics and the related government responses may adversely affect our operations, facilities, health of our employees and consumers, as well as general commercial activity related to our supply chain and customer base. The extent to which we may be impacted by future outbreaks of public health crises, pandemics and epidemics is difficult to predict and will depend on many factors outside of our control. These factors include the timing, extent, trajectory and duration of any pandemic, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. To the extent any public health crisis, pandemic or epidemic adversely affects our business, results of operations, financial condition and share price, it may also have the effect of heightening many of the other risks described in this Item 1A.
We are dependent on our executive management and other key personnel.
Our success depends on our executive management team and other key personnel with skills upon which our business depends, and our ability to effectively identify, attract, retain, and motivate high quality employees, and replace those who retire or resign. We believe that we have an experienced and highly qualified executive management team, and the loss of service of any one or more of these key personnel could have a significant adverse impact on our operations and our future profitability. Failure to retain and motivate our executive management team and to hire, retain, and develop other important personnel, which may be particularly challenging given the current dynamics in certain labor markets in which we operate, could generally impact other levels of our management and operations, as well as our ability to execute our strategies and may adversely affect our business and results of operations. Furthermore, Swiss law prohibits us from paying certain severance payments to our executive management, which may impair our ability to recruit for these positions.
Risks Relating to the Registered Shares
The rights of our shareholders are governed by Swiss law, and it may be difficult to enforce judgments against us and our directors and officers.
The rights of our shareholders are governed by Swiss law and our articles of association (the "Articles of Association"). The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions, including the United States and Bermuda, our domicile prior to the Redomestication. Swiss law reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. Any such actions for which our shareholders must vote will require that we file a proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. See Exhibit 4.2 for an overview of certain material terms and provisions of the Company’s registered shares and “Comparison of Rights of Shareholders” in our definitive proxy statement filed with the SEC on August 7, 2023 (the “Definitive Proxy Statement”), for a comparison of the rights of our shareholders under Bermuda law prior to the Redomestication to the current rights of our shareholders under Swiss law.
Several of our directors and officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is uncertain whether Swiss courts would enforce judgments of U.S. courts obtained in actions against Bunge Global or other persons that are predicated upon the civil liability provisions of U.S. federal securities laws or original actions brought against Bunge Global or other persons predicated upon the U.S. Securities Act of 1933, as amended. The enforceability in Switzerland of a foreign judgment rendered against Bunge Global or such other persons is subject to the limitations set forth in such international treaties by which Switzerland is bound and the Swiss Federal Private International Law Act. In particular, and without limitation to the foregoing, a judgment rendered by a foreign court may only be enforced in Switzerland if:
•such foreign court had jurisdiction,
•such judgment has become final and non-appealable,
•the court procedures leading to such judgment followed the principles of due process of law, including proper service of process, and
•such judgment does not violate Swiss law principles of public policy.
In addition, enforceability of a judgment by a non-Swiss court in Switzerland may be limited if Bunge Global can demonstrate that it or such other persons were not effectively served with process. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to Switzerland's public policy.
As a Swiss corporation, our flexibility will be limited with respect to certain aspects of capital management.
Swiss law regulates a corporation’s ability to hold or repurchase its own shares. We and our subsidiaries may only repurchase shares to the extent that sufficient freely available equity is available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our stated share capital, unless our shareholders authorize (including through the capital band) the Board to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation in order to effect a capital reduction.
Swiss law allows Bunge Global’s shareholders to authorize the Board to issue shares without additional shareholder approval, but this authorization is limited to (i) 50% of Bunge Global’s stated share capital (among other things, the issuance of shares in connection with an acquisition or to raise new equity capital, subject to compliance with shareholders' preemptive rights, unless withdrawn for the reasons specified in the Articles of Association) (the so-called "capital band") and (ii) an additional 20% of Bunge Global’s stated share capital for the issuance of shares in connection with convertible or similar financial instruments and our equity incentive plans (the so-called "conditional share capital"). The Board's authority to issue shares based on the capital band must be renewed by the shareholders every five years. Bunge Global’s Articles of Association provides for a capital band authorizing the Board to issue up to 80,714,736 new shares or to cancel or reduce the par value of up to 32,285,894 shares (including to cancel shares repurchased under Bunge Global's share repurchase program) until October 19, 2028. After October 19, 2028, the capital band will only be available to the Board for issuance or cancellation of registered shares if a renewed authorization is approved by shareholders.
Additionally, Swiss law grants existing shareholders preemptive rights to subscribe for newly issued shares and advance subscription rights to subscribe for convertible and similar financial instruments. Preemptive rights and advance subscription rights may be limited or withdrawn only for valid reasons. In connection with share issuances based on the capital band and the conditional share capital, the preemptive rights and the advance subscription rights may only be limited or withdrawn for the reasons specified in the Article of Association.
Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. Further, Swiss law also reserves for approval by shareholders many corporate actions, including the declaration and approval of dividend distributions under certain circumstances. These Swiss law requirements relating to our capital management may limit our flexibility to swiftly implement certain initiatives or strategies, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.
Further, we are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet. If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired. Any recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves. Under Swiss law, if our net assets cover less than 50% of our statutory share capital and the non-distributable part of the statutory capital and profit reserves, the Board must take appropriate measures or, to the extent such measures fall within the competence of the general meeting of shareholders, convene a general meeting of shareholders, and propose measures to remedy such a capital loss. Appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves, including qualifying capital contribution reserves otherwise available for distributions to shareholders, or raising new equity. Depending on the circumstances, we may also need to use qualifying capital contribution reserves available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax.
We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.
Under current Swiss law, distributions made out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. However, there can be no assurances that the Swiss withholding rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or a reduction in par value for distributions. Further, over the long term, the amount of par value and qualifying contribution reserves available for Bunge Global may be limited. If Bunge Global is unable to make a distribution out of qualifying capital contribution reserves or through a reduction in par value, then any dividend distributions paid by Bunge Global will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). Switzerland currently has concluded more than 70 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value plus qualifying capital contributions reserves and the repurchase price. Over the long term, the amount of par value and qualifying contribution reserves available for Bunge Global may be limited. Bunge Global may follow a share repurchase process for future share repurchases, if any, whereby Swiss institutional investors purchase Bunge Global shares from you and then sell the shares to Bunge Global and apply for a refund of the Swiss withholding tax. However, if Bunge Global is unable to use this process successfully, Bunge Global may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes. Please see “Certain Tax Considerations—of the Redomestication—Swiss Tax Considerations—Consequences to Shareholders of Bunge-Switzerland Subsequent to the Redomestication—Repurchases of Shares" in the Definitive Proxy Statement for more information.
The Redomestication will continue to result in additional costs to us and may result in taxes in certain jurisdictions on the indirect transfer of shares or property of Bunge.
The Redomestication has resulted in an increase in some of our ongoing expenses and will require us to incur some new ongoing expenses.
Additionally, we generally expect to be exempt from most indirect transfer, transaction, and gains taxes on shares and property held directly or indirectly by Bunge that could apply to the Redomestication; however, the calculation of such liabilities involves judgment in the interpretation of complex tax law and regulations in many jurisdictions. Therefore, any dispute with a taxing authority may result in a payment or outcome that differs from our current expectations. In jurisdictions where we expect to be subject to indirect transfer, transaction, and gains taxes as a result of the Redomestication, we expect the amounts to be immaterial based on current estimates. However, these taxes are generally based on the fair market value of underlying shares and property which is subject to interpretation. Accordingly, amounts actually owed could exceed current estimates.
We have anti-takeover provisions in our Articles of Association that may discourage a change of control.
Our Articles of Association have provisions that could have an anti-takeover effect. Our Articles of Association has a capital band provision, according to which the Board is authorized, at any time until October 19, 2028, to limit or withdraw the preemptive rights of the existing shareholders in various circumstances. Under our capital band, the Board has authority to issue up to 80,714,736 new shares or to cancel or reduce the par value of up to 32,285,894 shares until October 19, 2028.
This provision, as well as any additional anti-takeover measures our Board could adopt in the future, could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Risks Relating to the Pending Viterra Acquisition
As a result of the Acquisition, our shareholders will have reduced ownership and voting interest in and will exercise less influence over management of the combined company.
Our shareholders currently have the right to vote in the election of the Board and on other matters affecting us. Upon consummation of the Acquisition, each of our shareholders will become a shareholder of the combined company with a percentage ownership of the combined company that is smaller than each such shareholder’s percentage ownership of Bunge immediately prior to the Acquisition. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023. Accordingly, our current shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Bunge.
Our and Viterra’s business relationships may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which we or Viterra do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us, Viterra or the combined business. Our and Viterra’s business relationships may be subject to disruption as clients, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Viterra or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Acquisition. The risk and adverse effect of such disruptions could be exacerbated by a delay in the completion or termination of the Acquisition.
Until the completion or termination of the Acquisition, we and Viterra are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us, Viterra and/or our respective shareholders.
From and after the date of the Business Combination Agreement and prior to completion of the Acquisition, the Business Combination Agreement restricts us and Viterra from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted independently in the ordinary course in all material respects. These restrictions may prevent us or Viterra from taking actions that would be beneficial. Adverse effects arising from these restrictions during the pendency of the Acquisition could be exacerbated by any delays in consummation or termination of the Acquisition.
Third parties may terminate or alter existing contracts or relationships with us or Viterra.
We and Viterra each have contracts with customers, suppliers, vendors, distributors, landlords, licensors, joint venture partners, and other business partners which may require us or Viterra, as applicable, to obtain consent from these other parties in connection with the Acquisition. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we and/or Viterra currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with either or both parties in anticipation of the Acquisition, or with the combined company following the Acquisition. The pursuit of such rights may result in Bunge or the combined company suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements and losing rights that are material to its business. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Acquisition. The adverse effect of such disruptions could also be exacerbated by a delay in the completion or termination of the Acquisition.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Acquisition.
The Acquisition is subject to a number of conditions to closing as specified in the Business Combination Agreement, including, (i) any applicable waiting period (or extension thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the "HSR Act") relating to the transaction shall have expired or been terminated, (ii) all required consents, clearances, authorizations and approvals pursuant to antitrust laws, foreign investments laws, and other laws, as applicable, having been obtained, (iii) no law, order, injunction or decree will be in effect that prevents, makes illegal or prohibits the Acquisition, and (iv) the increase in our share capital to effect the issuance of registered shares to Viterra shareholders and the related amendments to our governing documents in connection therewith has been registered with the competent cantonal commercial register in Switzerland. Although we and Viterra have agreed in the Business Combination Agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, no assurance can be given that the required approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Any delay in completing the Acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within its expected time frame.
The Acquisition could be terminated.
Either we or Viterra may terminate the Business Combination Agreement under certain circumstances, including, among other reasons, if the Acquisition is not consummated by June 13, 2024, which may automatically be extended up to two times, each for a period of three months, due to failure to obtain certain regulatory clearances. Each of the Sellers, acting collectively, on the one hand, and Bunge, on the other hand, may further extend the termination date up to two additional times, each for a period of three months, due to failure to obtain these regulatory clearances. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, we would be obligated to pay to Viterra a fee of $400 million in the aggregate.
Failure to complete the Acquisition could negatively impact our stock price and our future business and financial results.
If the Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Acquisition, we could be subject to a number of risks, including the following:
•We may experience negative reactions from the financial markets, including negative impacts on our stock price, and from our clients, staff and vendors;
•We may be required to pay Viterra or the Sellers, as applicable, a fee of up to approximately $400 million if the Acquisition is not consummated;
•We will be required to pay certain transaction expenses and other costs relating to the Acquisition, whether or not the Acquisition is completed;
•The Business Combination Agreement places certain restrictions on the conduct of our business prior to completion of the Acquisition; and
•Matters relating to the Acquisition (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our businesses, financial condition, financial results and stock price.
We and Viterra may have difficulty attracting, motivating and retaining executives and other key employees in light of the Acquisition.
Uncertainty about the effect of the Acquisition on our employees and Viterra’s employees may have an adverse effect on each of us and Viterra separately and consequently the combined business. This uncertainty may impair our and Viterra’s ability to attract, retain and motivate key personnel until the Acquisition is completed. Employee retention may be particularly challenging during the pendency of the Acquisition, as our employees and Viterra’s employees may experience uncertainty about their future roles with the combined business. Furthermore, if our key employees or Viterra’s key employees depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become team members of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees, and our ability to realize the anticipated benefits of the Acquisition may be adversely affected.
Shareholder lawsuits relating to the Acquisition have been, and may in the future be filed against us, which could result in substantial costs and may delay or prevent the Acquisition from being completed.
Shareholder lawsuits are often brought against companies that have entered into transactions like the Acquisition. Such a shareholder lawsuit was filed against us in connection with the Acquisition, which subsequently has been dismissed, but there is no assurance that there will not be additional shareholder lawsuits brought against us in connection with the Acquisition. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Acquisition, then that injunction may delay or prevent the Acquisition from being completed.
The incurrence of debt to fund the pending acquisition of Viterra may impact our financial position and subject us to additional financial and operating restrictions.
As of December 31, 2023, we had approximately $4.9 billion of total debt. We expect to incur a substantial amount of additional debt in connection with the pending acquisition of Viterra. We expect that upon completion of the pending acquisition of Viterra and the related financing transactions, our total debt will increase to approximately $16 billion. In addition, we expect to have capacity to incur significant additional debt to fund our working capital needs and for other corporate purposes. We have secured a total of $8.0 billion in acquisition debt financing in the form of a $7.7 billion financing commitment from a consortium of lenders and a $300 million five-year delayed draw term loan. The commitment is in the form of a three-tranche term loan maturing 364 days, two years and three years from the closing of the Acquisition. We expect to obtain long-term unsecured debt financing in lieu of all or a portion of the commitments provided under the $7.7 billion financing commitment. However, there can be no assurance we will be able to obtain such permanent debt financing or that it will be on acceptable terms, in which case, our debt portfolio may have a shorter maturity profile thus increasing our liquidity and refinancing risk. Although we expect to repay certain of Viterra's existing debt at closing, existing notes of Viterra totaling approximately $3.3 billion are expected to survive closing and we plan to take the required actions in order to have such notes be pari-passu with existing senior unsecured indebtedness of Bunge.
Interest rates may rise to levels that are significantly higher than where they are today, thereby increasing our overall cost of capital. In addition, we anticipate that as a result of the debt we expect to incur to finance the Acquisition, credit rating agencies will review our credit rating. While as part of their ratings review and subsequent credit opinions related to the Acquisition, S&P, Moody’s and Fitch have placed us on positive outlook, review for upgrade and credit watch positive, respectively for a one notch upgrade to A-, Baa1 and BBB+, respectively, there is no assurance that these upgrades to the credit ratings will materialize. The rating agencies have also outlined certain scenarios under which our current credit ratings may be downgraded at or ahead of the closing. Any potential future negative change in our credit ratings may make it more expensive for us to raise long-term financing on terms that are acceptable to us or to raise additional capital on terms that are acceptable to us, if at all, and may negatively impact the price of registered shares, increase our overall cost of capital, and have other negative implications on our business, many of which are beyond our control.
We have incurred and will continue to incur significant expenses in connection with the Acquisition, regardless of whether the Acquisition is completed.
We have incurred and will continue to incur significant expenses related to the Acquisition. These expenses include, but are not limited to, fees related to arranging debt financing, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, consulting fees, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Acquisition is completed.
If our due diligence investigation of Viterra was inadequate or if risks related to Viterra’s business materialize, it could have a material adverse effect on our shareholders’ investment.
Even though we conducted a customary due diligence investigation of Viterra, we cannot be sure that our diligence surfaced all material issues that may be present inside Viterra or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Viterra and its business and outside of its control will not arise later. If any such material issues arise or if known risks prove to be more significant than expected, the ongoing business of the combined company and our shareholders’ investment may be materially and adversely impacted.
The outstanding capital stock of Viterra is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Viterra. The aggregate consideration for the Viterra is set forth in the Business Combination Agreement as a result of negotiations and because these share amounts are fixed, they will not adjust to factor in any change in the value of Viterra before closing. As a result, there is no guarantee that the value of the aggregate consideration in the Acquisition will align with the actual value of the Viterra at closing.
Risks Relating to the Combined Company
Because we and Viterra operate similar businesses in similar industries, the risks relating to us and our business are generally the same as the risks relating to the combined company. This section should be read in conjunction with the other risk factors discussed under this Item 1A.
After completion of the Acquisition, we may fail to realize the anticipated benefits of the Acquisition, which could adversely affect the value of registered shares.
The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Bunge and Viterra. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:
•Our ability to successfully combine the businesses of Bunge and Viterra;
•Whether the combined businesses will perform as expected;
•The incurrence of indebtedness to finance the Acquisition and the need to dedicate a greater amount of cash flow from operations to make payments on our indebtedness; and

•The assumption of known and unknown liabilities of Viterra.
If we are not able to successfully integrate and combine the businesses of Bunge and Viterra within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of Bunge shares may be adversely affected.
It is possible that the integration process could result in the loss of our key staff or Viterra’s key staff, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Acquisition so the combined business performs as expected include, among other things:
•identifying and adopting the best practices of the two organizations to position the combined business for future growth;
•integrating the companies’ technologies, systems and services;
•harmonizing the companies’ operating practices, reporting structure, staff development and compensation programs, internal controls and other policies, procedures and processes, including compliance by the acquired operations with generally accepted accounting principles in the United States and the documentation and testing of internal control procedures under Section 404 of the Sarbanes-Oxley Act, which includes remediating certain deficiencies in internal controls over financial reporting of Viterra identified in connection with the audit of its consolidated financial statements as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021, and 2020 that constituted a material weakness and resulted in financial statement restatements;
•rebranding operations and addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ corporate, administrative and information technology infrastructure;
•maintaining existing agreements with clients and avoiding delays in entering into new agreements with prospective clients; and
•identifying and eliminating redundant assets and expenses and consolidating locations of us and Viterra that are currently in close proximity to each other.
In addition, at times, the attention of certain members of either or both companies’ management and resources may be focused on completion of the Acquisition and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.
We will incur significant integration-related costs in connection with the Acquisition and we may not be able to obtain the anticipated synergies of the combined company.
We will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and staff-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Acquisition and the integration of Viterra into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies and efficiencies related to the integration of the businesses, that may allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all, and we may incur difficulties and delays in integrating Viterra’s business following completion of the Acquisition or fully realizing the anticipated cost synergies and other benefits expected from the Acquisition.
The market price for registered shares of the combined company following the completion of the Acquisition may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of the registered shares.
The results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and those currently or historically affecting the results of operations of Viterra. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected either Bunge or Viterra.
Certain Sellers will be able to exercise influence over the composition of the Board, matters subject to shareholder approval and/or our operations.
Upon the completion of the Acquisition, the number of registered shares expected to be issued to Glencore, CPP Investments and BCI will represent approximately 15%, 12% and 3% of our outstanding registered shares, based on the number of our outstanding registered shares as of December 31, 2023, or in the aggregate approximately 30% of the combined company on a fully diluted basis before giving effect to any share repurchases by Bunge occurring after June 13, 2023. As part of our announced plan to repurchase $2.0 billion of registered shares, Bunge has repurchased, and may repurchase shares from time to time, which may occur before the closing. These repurchases may increase the Sellers aggregate ownership percentage in the combined company up to approximately 33% after completion of the repurchase plan.
In connection with the pending Acquisition, Bunge and each of Glencore and CPP Investments will execute the Shareholder Agreements. Each Shareholder’s Agreement provides each of Glencore and CPP Investments the right to designate (a) two persons to be nominated for election to Board, as long as such Seller maintains beneficial ownership of at least 10% of the registered shares; and (b) one person to be nominated for election to the Board, as long as such Seller maintains beneficial ownership of at least 5% of the registered shares. The Shareholder Agreements will become effective at the closing of the Acquisition.
Glencore and CPP Investments may be able to influence the composition of the Board and thus, potentially, the outcome of corporate actions requiring shareholder approval, such as statutory mergers or the issuance of new shares where preemptive rights of shareholders are to be withdrawn, which require the affirmative vote of a majority of two-thirds of the voting rights represented at the general meeting of shareholders. This concentration of investment and voting power, in addition to our current concentration of investment and voting power among certain large shareholders, could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Bunge and its shareholders, which could adversely affect the market price of registered shares.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Risk Management and Strategy
Securing Bunge’s business information, customer, supplier, and employee data and information technology systems is an important part of our overall risk management framework. We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business.
Our cybersecurity risk management program monitors our systems and networks for threats, breaches, intrusions and other weaknesses; assesses the security of our company-wide software, applications and systems; conducts security audits and threat assessments; responds to cybersecurity incidents; and facilitates training for our employees. Within our cybersecurity team, subject matter experts regularly obtain cybersecurity certifications. Our program includes procedures to identify cybersecurity risks and threats of our third-party service providers. These procedures measure the maturity of third-party provider cybersecurity programs against industry best practices. The collection of this information is used to assess the use of third-party software or partnerships. We also review the cybersecurity scores of our business customers and suppliers, and we rely on consultants and other third-party advisors to conduct security assessments and independent audits of the security and resilience of our systems and networks. Our cybersecurity risk management program includes response plans that are aligned with our crisis response plans and outline the procedures and protocols to follow when a cybersecurity incident has or may have occurred, including to allow assessments related to disclosure and notice requirements to be timely made to regulators and affected parties. The response plan includes protocols to notify our Chief Technology Officer ("CTO"), our Chief Legal Officer, other members of senior management as appropriate, and, under certain circumstances, the Audit Committee of our Board, or our full Board as appropriate.
We have integrated cybersecurity risk assessments into Bunge’s overall enterprise risk management framework to promote a company-wide culture of cybersecurity risk management. Our CRO formulates periodic reports and provides them to our Management Risk Committee ("MRC"). As noted in "Item 1. Business - Risk Management", the MRC reviews key enterprise risks on an ongoing basis and is responsible for reviewing and monitoring key exposures, emerging risks, and drivers of risk.
Increased global cybersecurity vulnerabilities, threats, and more sophisticated and targeted cybersecurity attacks, including those tied to global conflicts, pose a potentially significant risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data and the confidential data of our employees, customers, suppliers, and other third parties that we may hold. Although, to date, we have not experienced a material cybersecurity incident resulting in a significant interruption of our operations, the scope of any future incident cannot be predicted with any meaningful accuracy. See “Item 1A. Risk Factors” for more information.

Governance
Our CTO leads our Business Technology organization and our cybersecurity risk management program in coordination with our CRO. The Business Technology team is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our CTO and CRO regularly receive briefings on cybersecurity matters, and in turn our CTO regularly reports to the Audit Committee on such matters. Our CRO regularly reports on enterprise risks facing the Company to the ERMC. Our CTO has more than 20 years of experience in leading, managing, and transforming information technology systems for large, global organizations, and our CRO has several years of experience in leading and managing risk oversight for global organizations.
Our Board oversees Bunge’s approach to risk management. Our Board has established a dedicated Board committee, the Enterprise Risk Management Committee, which enables greater focus at the Board level on risk oversight tailored to our business and industries. Additionally, each of our other Board committees is responsible for considering risks within its area of responsibility. The Board has delegated oversight and review of risks related to cybersecurity and information technology systems to the Audit Committee.
The Audit Committee is responsible for reviewing and assessing the overall cybersecurity risk management program and management’s processes and policies with respect to cybersecurity risk monitoring, identification, assessment, and response. Senior management and the Audit Committee receive at least quarterly updates on Bunge's cybersecurity readiness and the current "threat environment," which includes an update on the cybersecurity threat landscape, the strategic priorities of the cybersecurity risk management program and progress made in respect of those priorities, a review of cybersecurity incidents, as well as additional updates on an as-needed basis. Our internal audit team also reports to the Audit Committee on the effectiveness of management in identifying and appropriately controlling risks, including cybersecurity risks. The Audit Committee regularly reports on its activities to the full Board to promote effective coordination and to ensure that the entire Board remains apprised of the effectiveness of the cybersecurity risk management and the cybersecurity risk landscape, and also assesses how management is managing these risks.
Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2023.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	168,954	14,760,055
Refined and Specialty Oils	56,221	736,197
Milling	14,830	930,884

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	67,821	2,928,509
South America	75,735	9,894,749
Europe	57,409	2,410,103
Asia-Pacific	39,040	1,193,775

Agribusiness
In our Agribusiness segment, we have 103 commodity storage facilities globally, which are located close to agricultural production areas or export locations. We also have 56 oilseed processing plants globally and operate three fertilizer processing and blending plants in Argentina. We have 39 merchandising, distribution, and administrative offices throughout the world.

Refined and Specialty Oils
In our Refined and Specialty Oils business, we have 66 refining and packaging facilities throughout the world. We also have 107 storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate five distribution centers.
Milling
In our Milling business, we have 14 milling facilities throughout the world. We also have 7 storage facilities globally that are located close to milling facility locations.
Other
Our corporate headquarters, co-located with our North American operations in Chesterfield, Missouri, occupies approximately 150,000 square feet of space under a lease that expires in December 2027. We also own or lease other office space for our operations worldwide, including our principal executive office in Geneva, Switzerland.
We believe that our facilities are adequate to address our operational requirements.
Item 3.    Legal Proceedings
We are subject to various legal proceedings and risks globally in the course of our business, including claims, suits, and government investigations or proceedings involving competition, tax, labor and employment, environmental, commercial disputes, and other matters. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. However, due to their inherent uncertainty, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in judgments, awards, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
For a discussion of certain legal and tax matters relating to Brazil, see Note 14- Income Taxes and Note 21- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our registered shares trade on the NYSE under the ticker symbol "BG".
(b)Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2023, we had 145,319,668 registered shares issued and outstanding, which were held by approximately 70 registered holders.
(c)Dividends
Bunge Limited historically paid dividends to holders of Bunge Limited common shares on a quarterly basis, and Bunge Global expects to continue to pay dividend distributions to holders of registered shares on a quarterly basis. Any future determination to pay dividend distributions will, subject to the provisions of applicable law, be at the discretion of the Board and the approval by shareholders at a general meeting in accordance with Swiss law and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors the Board deems relevant.
We paid quarterly dividends on Bunge Limited common shares of $0.625 per share in the first and second quarters of 2023, and $0.6625 per share in the third quarter of 2023. We paid quarterly dividends on the Bunge Global registered shares of $0.6625 per share in the fourth quarter of 2023. We paid quarterly dividends on the common shares of $0.625 per share in the third and fourth quarters of 2022, and $0.525 per share in the first and second quarters of 2022. On October 31, 2023, we declared a regular quarterly cash dividend of $0.6625 per common share payable on March 1, 2024 to shareholders of record on February 16, 2024.

(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2023, with respect to our equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Vesting/Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(4)
Equity compensation plans approved by shareholders(1)	3,514,972	$55.01	2,842,938
(1)Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, and 2017 Non-Employee Directors Equity Incentive Plan (collectively, the “Plans”). In connection with the Redomestication, effective as of November 1, 2023, Bunge amended the Plans to provide for the issuance of registered shares instead of common shares in connection with the awards under the Plans. Additionally, the amendments to the Plans include changes to comply with Swiss law regarding minimum payment for shares, share sourcing, the form of shares, data protection, and forfeiture of restricted shares along with modifying the vesting provision on the 2017 Non-Employee Directors Equity Plan for separation.
(2)Includes non-statutory stock options outstanding as to 1,691,109 registered shares, performance-based restricted stock unit awards as to 674,404 registered shares, and 1,149,459 unvested and time-based restricted stock units outstanding (including dividend equivalents payable in shares) under our Plans noted in (1) above. Dividend equivalent payments that are credited to each participant’s account are paid in our shares at the time the award is settled.
(3)Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan and 2009 Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit awards, performance-based restricted stock unit awards, and deferred restricted stock unit awards under our Plans noted in (1) above.
(4)Shares available under our 2016 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based), or other awards that are based on the value of our registered shares. Our 2016 Equity Incentive Plan provides that the maximum number of registered shares issuable under the plan is 10,900,000, subject to adjustment in accordance with the terms of the plan. Our 2017 Non-Employee Directors Equity Incentive Plan provides that the maximum number of registered shares issuable under the plan may not exceed 320,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the 2009 Bunge Equity Incentive Plan.

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2018 through the quarter ended December 31, 2023. The graph sets the beginning value of our shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.

Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.
Note: Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

(f) Purchases of Equity Securities by Registrant and Affiliated Purchasers
On June 12, 2023, Bunge Limited's Board approved the expansion of an existing $500 million program for the repurchase of our issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited common shares remained available under the existing program and Bunge Limited's Board approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the twelve months ended December 31, 2023, Bunge repurchased 5,407,861 shares for $600 million. As of December 31, 2023, 7,516,976 shares were repurchased for $800 million and $1.4 billion remained outstanding for repurchases under the program. In 2023, the Company did not repurchase any shares other than through the share repurchase program.
Subsequent to the consolidated balance sheet date, from December 31, 2023 through February 21, 2024, Bunge repurchased an additional 3,319,987 shares for $301 million. Therefore, as of February 21, 2024, 10,836,963 shares were repurchased for $1.1 billion and $1.1 billion remains outstanding for repurchases under the program.

The following table is a summary of purchases of equity securities during the fourth quarter of 2023 by Bunge and any of its affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	1,080,325	$103.83	1,080,325	$1,400,001,115
November 1, 2023 - November 30, 2023	—	$—	—	$1,400,001,115
December 1, 2023 - December 31, 2023	—	$—	—	$1,400,001,115
Total	1,080,325	$103.83	1,080,325
Any repurchases may be made from time to time through a variety of means, including in the open market, in privately negotiated transactions or through other means as determined by us, and in compliance with applicable legal requirements. The timing and number of any shares repurchased will depend on a variety of factors, including share price and market conditions, and the program may be suspended or discontinued at any time at our discretion.
(g) Swiss Tax Consequences to Our Shareholders
The tax consequences discussed below are not a complete analysis or description of all the possible tax consequences that may be relevant to you. You should consult your own tax advisor in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of registered shares and the procedures for claiming a refund of withholding tax.
Swiss Income Tax on Dividends and Similar Distributions
A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of registered shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See “— Swiss Withholding Tax — Distributions to Shareholders” below.
Swiss Wealth Tax
A non-Swiss holder will not be subject to Swiss wealth taxes unless the holder’s registered shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.
Swiss Capital Gains Tax upon Disposal of Registered Shares
A non-Swiss holder will not be subject to Swiss income taxes for capital gains unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. In such case, the non-Swiss holder is required to recognize capital gains or losses on the sale of such shares, which will be subject to cantonal, communal and federal income tax.
Swiss Withholding Tax — Distributions to Shareholders
A Swiss withholding tax of 35% is due on dividends and similar distributions to Bunge Global shareholders from Bunge Global out of available earnings or other non-qualifying reserves for withholding tax purposes, regardless of the place of residency of the shareholder (subject to the exceptions discussed under “— Exemption from Swiss Withholding Tax — Distributions to Shareholders” below). Bunge Global will be required to withhold at such rate and remit on a net basis any payments made to a holder of registered shares and pay such withheld amounts to the Swiss Federal Tax Administration. See “— Refund of Swiss Withholding Tax on Dividends and Other Distributions” below.
Exemption from Swiss Withholding Tax — Distributions to Shareholders
Distributions to shareholders in relation to a reduction of par value and distributions to shareholders out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration are exempt from the Swiss withholding tax. Bunge Global expects to pay distributions out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration for the foreseeable future, and as a result, any such distributions to shareholders will be exempt from the Swiss withholding tax.

Repurchases of Shares
Repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to the 35% Swiss withholding tax. However, for shares repurchased for capital reduction, the portion of the repurchase price attributable to the par value and to the qualifying contribution reserves recognized by the Swiss Federal Tax Administration of the shares repurchased will not be subject to the Swiss withholding tax. Bunge Global would be required to withhold at such rate the tax from the difference between the repurchase price and the related amount of par value and qualifying contribution reserves. Bunge Global would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of registered shares and pay the withholding tax to the Swiss Federal Tax Administration.
With respect to the refund of Swiss withholding tax from the repurchase of shares, see “— Refund of Swiss Withholding Tax on Dividends and Other Distributions” below.
In many instances, Swiss companies listed on the SIX Swiss Exchange carry out share repurchase programs through a “second trading line” on the SIX Swiss Exchange. Swiss institutional investors typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company. The Swiss institutional investors are generally able to receive a full refund of the withholding tax. Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher (but less than 1.0%) than the price of such companies’ shares in ordinary trading on the SIX Swiss Exchange first trading line.
We do not expect to use the SIX Swiss Exchange second trading line process to repurchase our shares because we do not intend to list our shares on the SIX Swiss Exchange. We may, however, follow an alternative process whereby we expect to be able to repurchase our shares in a manner that should allow Swiss institutional market participants selling the shares to us to receive a refund of the Swiss withholding tax and, therefore, accomplish the same purpose as share repurchases on the second trading line at substantially the same cost to us and such market participants as share repurchases on a second trading line.
The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with equity incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax. However, see “Comparison of Rights of Shareholders” in the Definitive Proxy Statement for a discussion on the limitations on the amount of repurchased shares that can be held as treasury shares.
Refund of Swiss Withholding Tax on Dividends and Other Distributions
The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15% (leading to a refund of 20%) or a 100% refund in the case of qualified pension funds. Please see “— U.S. Federal Income Tax Considerations of the Redomestication — U.S. Holders — Taxation of Distributions on the Registered Shares” in the Definitive Proxy Statement.
As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of:
•beneficial ownership,
•U.S. residency, and
•meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.
The claim for refund must be filed with the Swiss Federal Tax Administration (Eigerstrasse 65, 3003 Berne, Switzerland), not later than December 31 of the third year following upon the calendar year in which the dividend payments became due. The relevant Swiss tax form is Form 82C for companies, 82E for other entities and 82I for individuals. These forms can be obtained from any Swiss Consulate General in the United States or from the Swiss Federal Tax Administration at the address mentioned above or online. Each form needs to be filled out in triplicate, with each copy duly completed and signed before a notary public in the United States. You must also include evidence that the withholding tax was withheld at the source.
Swiss Transfer Stamp Tax in Relation to the Transfer of Registered Shares
The purchase or sale of registered shares may be subject to Swiss Transfer Stamp Tax which is due on the transfer of taxable securities (as defined in the Swiss Federal Stamp Tax Act) irrespective of the place of residency of the purchaser or seller if a Swiss bank or other Swiss securities dealers (as defined in the Swiss Federal Stamp Tax Act of 1973 ) participate to the transaction as contracting parties or as intermediaries. The applicable stamp tax rate is 0.075% for each of the two parties to a transaction (i.e., 0.15% in total) and is calculated based on the purchase price or sale proceeds. If the transaction does not involve cash consideration, the transfer stamp duty is computed on the basis of the market value of the consideration. No Swiss Transfer Stamp Tax will be due if no Swiss bank or other Swiss securities dealers (as defined in the Swiss Federal Stamp Tax Act) is involved in a purchase or sale.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.
For a comparison of results of operations for the fiscal years ended December 31, 2022 and 2021, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.
Operating Results
Factors Affecting Operating Results
Bunge Global SA, a Swiss company, together with its subsidiaries, is a leading global agribusiness and food company with integrated operations that stretch from farmer to consumer. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, information is included in "Segment Overview and Results of Operations" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The common unit of measure for all reported volumes is metric tons.
Agribusiness
In the Agribusiness segment, we purchase, store, transport, process, and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation, and logistics services. Profitability in our processing operations is also impacted by volumes procured, processed, and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies, and agricultural sector economic conditions. Reported Processing volumes comprise oilseed volumes crushed (processed) during a period, which approximate sales volumes to third parties during the same period. Reported Merchandising volumes represent sales volumes to third-party customers.
Demand for our purchased and processed Agribusiness products is affected by many factors, including global and regional economic conditions, changes in per capita income, the financial condition of our customers and their access to credit, worldwide consumption of food products, particularly pork and poultry, population growth rates, relative prices of substitute agricultural products, outbreaks of disease associated with livestock and poultry, and demand for renewable fuels produced from agricultural commodities and commodity products.
We expect that the factors described above will continue to affect global supply and demand for our Agribusiness products for the foreseeable future. We also expect that, from time to time, imbalances will likely exist between oilseed processing capacity and demand for oilseed products in certain regions, which impacts our decisions regarding whether, when, and where to purchase, store, transport, process or sell these commodities, including whether to change the location of or adjust our own oilseed processing capacity.
Additionally, price fluctuations and availability of commodities may cause fluctuations in our working capital, reflected in the level of inventories, accounts receivable, and outstanding borrowings over the course of a given year. For example, increased availability of commodities at harvest times often causes fluctuations in our inventories and borrowings. Increases in agricultural commodity prices will also generally cause our cash flow requirements to increase as our operations require increased use of cash and associated borrowings to acquire inventories and fund daily settlement requirements on exchange-traded futures that we use to hedge our physical inventories.
Refined and Specialty Oils
In the Refined and Specialty Oils segment, our operating results are affected by changes in the prices of raw materials such as crude vegetable oils, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions, and the general competitive environment in our markets. Raw material inputs to our production processes in the Refined and Specialty Oils segment are largely sourced at market prices from our Agribusiness segment. Reported volumes in this segment reflect sales volumes to third-party customers. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.

Milling
In the Milling segment, our operating results are affected by changes in the prices of raw materials such as grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Milling segment are largely sourced at market prices from our Agribusiness segment. Reported volumes in this segment reflect feedstock ground (processed) during a period, again approximating sales volumes during the same period. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Sugar and Bioenergy
Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, a joint venture with BP. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. We account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results include our share of the net earnings in BP Bunge Bioenergia. While we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture.
Profitability of this segment, the value of our investment, and the timing of distributions we receive, if any, are affected by the profitability of the joint venture. In turn, the profitability of the joint venture is affected by the availability and quality of sugarcane, which impacts capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugar and ethanol. The availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five to seven consecutive harvests, depending on location. The joint venture owns and/or has partnership agreements to manage farmland on which it grows and harvests sugarcane and also purchases sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the state of São Paulo sugarcane, sugar, and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for the joint venture's products is affected by many factors, including changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita income, and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane.
In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:
Foreign Currency Exchange Rates
Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is a currency other than the U.S. dollar, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (per quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of Accumulated other comprehensive loss.
Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as Foreign exchange gains (losses) - net.
We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign currency translation gains or losses on such permanently invested intercompany loans are reported in Accumulated other comprehensive loss in our consolidated balance sheets. In contrast, foreign currency translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as Foreign exchange gains (losses) - net.

Income Taxes
As a Swiss corporation, we are subject to corporate income tax at federal, cantonal and communal levels on our Swiss income. Qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are effectively exempt from federal, cantonal and communal corporate income tax. Consequently, we expect dividends from our subsidiaries and capital gains from sales of investments in our subsidiaries to be exempt from Swiss corporate income tax. In addition, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina and Switzerland. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT, and Total Segment EBIT to evaluate segment operating performance of Bunge’s Core reportable segments, Non-core reportable segments, and Total reportable segments together with Corporate and Other. Core Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core Segment EBIT is the EBIT of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the EBIT of Bunge’s Core and Non-core reportable segments, together with Corporate and Other. Bunge’s management believes Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT, and Total Segment EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income attributable to Bunge to Total Segment EBIT below.
Cash provided by (used for) operating activities, adjusted is calculated by including the Proceeds from beneficial interests in securitized trade receivables with Cash provided by (used for) operating activities. Cash provided by (used for) operating activities, adjusted is a non-U.S. GAAP financial measure and is not intended to replace Cash provided by (used for) operating activities, the most directly comparable U.S. GAAP financial measure. Our management believes presentation of this measure allows investors to view our cash generating performance using the same measure that management uses in evaluating financial and business performance and trends. Calculation of the measure, including Proceeds from beneficial interests in securitized trade receivables, was affected by the November 2022 securitization program change described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization.

2023 Overview
Net Income Attributable to Bunge - For the year ended December 31, 2023, Net income attributable to Bunge was $2,243 million, an increase of $633 million compared to a Net income attributable to Bunge of $1,610 million for the year ended December 31, 2022. The increase was primarily due to higher Segment EBIT in our Core and Non-core segments, partially offset by lower EBIT in our Corporate and Other activities, as further discussed in the Segment Overview and Results of Operations section below, and increased income tax expense.
Earnings Per Share - Diluted - For the year ended December 31, 2023, Net income attributable to Bunge shareholders, diluted, was $14.87 per share, an increase of $4.36 per share, compared to $10.51 per share for the year ended December 31, 2022.
EBIT - For the year ended December 31, 2023, Total Segment EBIT was $3,333 million, an increase of $1,002 million compared to EBIT of $2,331 million for the year ended December 31, 2022. The increase in Total Segment EBIT for the year ended December 31, 2023 was due to higher Segment EBIT in our Core and Non-core segments, partially offset by lower Segment EBIT in our Corporate and Other activities, as further discussed in the Segment Overview and Results of Operations section below, and which also provides a reconciliation of Net income attributable to Bunge to Total Segment EBIT.
Income Tax Expense - Income tax expense was $714 million for the year ended December 31, 2023 compared to income tax expense of $388 million for the year ended December 31, 2022. The increase in income tax expense for the year ended December 31, 2023 was primarily due to higher pre-tax income and earnings mix, partially offset by $90 million of net benefit related to tax credits granted in Switzerland.

Liquidity and Capital Resources – At December 31, 2023, working capital, which equals Total current assets less Total current liabilities, was $8,663 million, an increase of $1,505 million, compared to working capital of $7,158 million at December 31, 2022. The increase in working capital was primarily due to higher Cash and cash equivalents balances as well as lower Trade accounts payable and Current portion of long-term debt balances, driven by strong operating cash flows, partially offset by lower Inventories driven by lower average commodity prices partially offset by higher volumes.
Segment Overview and Results of Operations
Our operations are organized, managed, and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP.
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, and trade receivables securitization program, as well as certain income tax assets and liabilities.
A reconciliation of Net income attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2023	2022
Net income attributable to Bunge	$2,243	$1,610
Interest income	(148)	(71)
Interest expense	516	403
Income tax expense	714	388
Noncontrolling interests' share of interest and tax	8	1
Total segment EBIT	$3,333	$2,331
Agribusiness Segment EBIT	2,786	1,715
Refined and Specialty Oils Segment EBIT	865	746
Milling Segment EBIT	66	162
Core Segment EBIT	3,717	2,623
Corporate and Other EBIT	(548)	(397)
Sugar and Bioenergy Segment EBIT	164	105
Non-core Segment EBIT	164	105
Total Segment EBIT	$3,333	$2,331

Core Segments
Agribusiness Segment

	Year Ended December 31,
(US$ in millions)	2023	2022	% Change
Volumes (in thousand metric tons)	76,019	77,492	(2)%
Net sales	$42,764	$47,700	(10)%
Cost of goods sold	(39,443)	(45,410)	(13)%
Gross profit	3,321	2,290	45%
Selling, general and administrative expense	(592)	(532)	11%
Foreign exchange gains — net	—	2	(100)%
EBIT attributable to noncontrolling interests	(70)	(45)	(56)%
Other income (expense) — net	126	(67)	288%
Income from affiliates	1	67	(99)%
Total Agribusiness Segment EBIT	$2,786	$1,715	62%

2023 Compared to 2022
Agribusiness segment Net sales decreased 10% to $42,764 million for the year ended December 31, 2023. The decrease was due to the following:
•In Processing, Net sales decreased 5%, primarily due to lower average sales prices experienced in almost all regions for our global soybean oilseed processing businesses and our Europe softseed business. Lower average sales prices resulted from a reduction in the current year relative to the higher price environment in the prior year following the onset of the Ukraine-Russia war. Also contributing to the decrease in Net sales was lower volumes resulting primarily from decreased sales in Argentina due to the drought experienced in the region in the current year. The above decreases were partially offset by higher volumes in our global soybean oilseed processing business as a result of strong demand in both China and North America and increased activity in our Europe softseed business in the last half of 2023 at our Ukrainian facilities, which more than offset the reduction due to the sale of our Russian Oilseed Processing business in the first quarter of 2023.
•In Merchandising, Net sales decreased 23%, primarily due to lower average sales prices in our global corn, wheat, and oil businesses, as a result of higher global commodity prices in the prior year following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Volumes were also down due to decreased demand in our global corn and oil businesses. Net sales were down in our ocean freight business due to lower prices and stabilizing demand. The above decreases were partially offset by higher sales volumes in our global wheat business, as a result of the partial resumption of operations in Ukraine.
Cost of goods sold decreased 13%, to $39,443 million for the year ended December 31, 2023. The decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 9% due to lower Net sales, favorable mark-to-market results, lack of recurring prior year losses in relation to the Ukraine-Russia war and impairment of the Russian business upon classification as held-for-sale, and an $18 million benefit in the current year from the recognition of mark-to-market gains on the recovery of inventories in Ukraine, partially offset by a current year $37 million fixed asset impairment charge in North America.
•In Merchandising, Cost of goods sold decreased by 22% due to lower Net sales, lack of recurring losses in relation to the Ukraine-Russia war and a $11 million benefit in the current year from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility, partially offset by unfavorable mark-to-market results.
Selling, general and administrative ("SG&A") expenses increased 11%, to $592 million for the year ended December 31, 2023. The increase was primarily driven by increased personnel costs and higher costs as a result of inflationary pressures, partially offset by favorable currency movements, primarily from the weakening Argentine peso.

Other income (expense) - net increased 288%, to income of $126 million for the year ended December 31, 2023, compared to expense of $67 million for the year ended December 31, 2022. The increase was due to gains in Argentina related to foreign currency positioning and positive results in our Bunge Financial Services business compared to prior year losses on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war.
Income from affiliates decreased 99% to income of $1 million for the year ended December 31, 2023, compared to income of $67 million for the year ended December 31, 2022. The decrease was primarily due to results from equity method investments in South America resellers.
Segment EBIT increased 62% to $2,786 million for the year ended December 31, 2023. The increase was primarily due to the following:
•In Processing, an increase of 121% was primarily due to higher Gross profit driven by improved margins in our Europe softseed business, our global oilseed processing businesses, and our North America oilseed processing business, and higher Other income (expense) - net, partially offset by higher SG&A expense and a reduction in Income from affiliates as described above.
•In Merchandising, a decrease of 49% was primarily due to lower Gross profit, driven by lower results in our ocean freight business, and higher SG&A, partially offset by higher Other income (expense) - net, as described above.

Refined and Specialty Oils Segment

	Year Ended December 31,
(US$ in millions)	2023	2022	% Change
Volumes (in thousand metric tons)	8,908	9,201	(3)%
Net sales	$14,603	$16,850	(13)%
Cost of goods sold	(13,234)	(15,692)	(16)%
Gross profit	1,369	1,158	18%
Selling, general and administrative expense	(425)	(357)	19%
Foreign exchange losses (gains) — net	7	(14)	150%
EBIT attributable to noncontrolling interests	(21)	(12)	75%
Other (expense) — net	(65)	(29)	124%
Income from affiliates	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$865	$746	16%

2023 Compared to 2022
Refined and Specialty Oils segment Net sales decreased 13%, to $14,603 million for the year ended December 31, 2023, primarily due to lower average sales prices in most regions, driven by prices stabilizing and increased supply. Sales volumes were also lower in most regions, driven by the 2022 partial expiration of leased capacity at the Rotterdam facility as well as the sale of our Russia operations in the first quarter of 2023.
Cost of goods sold decreased 16%, to $13,234 million for the year ended December 31, 2023. The decrease in Cost of goods sold was primarily due to lower average commodity prices and volumes in most regions, as described for Net sales above, a lack of a non-recurring impairment charge and employee severance expenses related to the classification of our Russian oilseed and processing business as held-for-sale in the prior period, and more favorable mark-to-market results.
SG&A expenses increased 19%, to $425 million for the year ended December 31, 2023. The increase was primarily driven by accelerated amortization charges of $21 million, which included $4 million attributable to noncontrolling interests, primarily related to the discontinuance of the Loders Croklaan trademark, as well as, higher personnel costs and higher costs as a result of inflationary pressures.

Segment EBIT increased 16% to $865 million for the year ended December 31, 2023. The increase was primarily due to higher Gross profit driven by overall higher margins in most regions partially offset by higher SG&A, as described above.

Milling Segment

	Year Ended December 31,
(US$ in millions)	2023	2022	% Change
Volumes (in thousand metric tons)	3,391	4,331	(22)%
Net sales	$1,896	$2,388	(21)%
Cost of goods sold	(1,729)	(2,128)	(19)%
Gross profit	167	260	(36)%
Selling, general and administrative expense	(95)	(102)	(7)%
Foreign exchange gains — net	1	4	(75)%
EBIT attributable to noncontrolling interests	1	(1)	200%
Other (expense) income — net	(7)	1	(800)%
Loss from affiliates	(1)	—	(100)%
Total Milling Segment EBIT	$66	$162	(59)%

2023 Compared to 2022
Milling segment Net sales decreased 21%, to $1,896 million for the year ended December 31, 2023. The decrease was primarily due to lower volumes in our North America wheat milling business, driven by the completion of the sale of our Mexican wheat milling business in the third quarter of 2022, and our South American wheat milling business, partially offset by higher prices in the South American wheat milling business.
Cost of goods sold decreased 19%, to $1,729 million for the year ended December 31, 2023. The decrease was primarily due to lower volumes, as described for Net sales above, due to the sale of our Mexican wheat milling business in the third quarter of 2022, partially offset by unfavorable mark-to-market results compared to a strong prior year in South America during a period of high market volatility.
Segment EBIT decreased 59% to $66 million for the year ended December 31, 2023. The decrease was primarily due to lower Gross profit resulting from unfavorable mark-to-market results in South America and sale of our Mexican wheat milling business in 2022, as described above.

Corporate and Other

	Year Ended December 31,
(US$ in millions)	2023	2022	% Change
Net sales	$42	$35	20%
Cost of goods sold	(60)	(70)	(14)%
Gross profit	(18)	(35)	49%
Selling, general and administrative expense	(602)	(377)	60%
Foreign exchange gains (losses) — net	12	(5)	340%
EBIT attributable to noncontrolling interests	4	(9)	144%
Other income — net	73	84	(13)%
Loss from affiliates	(17)	(55)	(69)%
Total Corporate and Other EBIT	$(548)	$(397)	(38)%

2023 Compared to 2022
Corporate and Other EBIT decreased 38%, to a loss of $548 million for the year ended December 31, 2023. The decrease was primarily driven by increased SG&A expense, including $114 million related to acquisition and integration costs associated with the announced acquisition agreement with Viterra as well as increased expenses associated with other growth and productivity-related initiatives and higher personnel costs as a result of inflationary pressures. Also contributing to the decrease were impairment charges of $20 million, in Other income (expense) - net, related to a long-term investment, and $16 million, in Income from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients. In addition, results in the prior year included a gain of $29 million, at Bunge's then-70% share, related to the settlement of one of the Company's international defined benefit pension plans. The decreases described above were partially offset by impairment charges in the prior year of $53 million related to the impairment of minority investments in two start-up manufacturers of novel protein ingredients, Merit Functional Foods and Australian Plant Proteins, and a $11 million impairment charge related to the classification of our Russian business as held-for-sale.
Non-core Segment
Sugar and Bioenergy Segment

	Year Ended December 31,
(US$ in millions)	2023	2022	% Change
Net sales	$235	$259	(9)%
Cost of goods sold	(229)	(250)	(8)%
Gross profit	6	9	(33)%
Selling, general and administrative expense	(1)	(1)	—%
Foreign exchange losses — net	—	2	(100)%
EBIT attributable to noncontrolling interests	—	—	—%
Other income — net	2	2	—%
Income from affiliates	157	93	69%
Total Sugar and Bioenergy Segment EBIT	$164	$105	56%

2023 Compared to 2022
Segment EBIT increased 56%, to $164 million for the year ended December 31, 2023. The increase was due to more favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the current period as well as higher sugar sales prices. The release of the tax valuation allowance is related to our investment in BP Bunge Bioenergia. Therefore, the tax valuation release is recorded within Income from affiliates and included in EBIT.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	% Change
Interest income	$148	$71	108%
Interest expense	(516)	(403)	28%
2023 Compared to 2022
Interest income increased 108% to $148 million for the year ended December 31, 2023. Interest expense increased 28% to $516 million for the year ended December 31, 2023. Higher interest income is the result of significantly higher investments in cash equivalents in the current year and higher variable interest rates. Higher interest expense is the result of higher variable interest rates on debt, as well as, $16 million in financing related fees associated with the announced Business Combination Agreement with Viterra in the current period. Partially offsetting the current period increase in interest expense is a prior year charge of $47 million resulting from the early redemption of all issued and outstanding 4.35% Senior Notes due March 2024.

Liquidity and Capital Resources
Our main financial objectives are to prudently manage financial risks, ensure consistent access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, issuances of commercial paper, borrowings under various bilateral and syndicated revolving credit facilities, term loans, and proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.
Working Capital

	As of December 31,
(US$ in millions, except current ratio)	2023	2022
Cash and cash equivalents	$2,602	$1,104
Trade accounts receivable, net	2,592	2,829
Inventories	7,105	8,408
Other current assets(1)	4,051	4,417
Total current assets	$16,350	$16,758
Short-term debt	$797	$546
Current portion of long-term debt	5	846
Trade accounts payable	3,664	4,386
Current operating lease obligations	308	425
Other current liabilities(2)	2,913	3,397
Total current liabilities	$7,687	$9,600
Working capital(3)	$8,663	$7,158
Current ratio(3)	2.13	1.75
(1)Comprises Assets held for sale and Other current assets
(2)Comprises Liabilities held for sale and Other current liabilities
(3)Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities
Working capital was $8,663 million at December 31, 2023, an increase of $1,505 million from working capital of $7,158 million at December 31, 2022.
Cash and Cash Equivalents - Cash and cash equivalents were $2,602 million at December 31, 2023, an increase of $1,498 million from $1,104 million at December 31, 2022. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions, in U.S. government securities and A-1/P-1 commercial papers. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the year ended December 31, 2023.
Trade accounts receivable, net - Trade accounts receivable, net were $2,592 million at December 31, 2023, a decrease of $237 million from $2,829 million at December 31, 2022. The decrease was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $7,105 million at December 31, 2023, a decrease of $1,303 million from $8,408 million at December 31, 2022. The decrease was primarily due to lower average commodity prices relative to the prior year, partially offset by higher volumes.
RMI comprises agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $5,837 million and $6,680 million at December 31, 2023 and December 31, 2022, respectively (see Note 5- Inventories, to our consolidated financial statements).
Other current assets - Other current assets, including Assets held for sale, were $4,051 million at December 31, 2023, a decrease of $366 million from $4,417 million at December 31, 2022. The decrease is primarily due to a decrease in margin deposits as well as lower unrealized gains on derivative contracts, at fair value as a result of volatile commodity prices, a decrease in Assets held for sale due to the completion of the sale of our Russian operations in the first quarter of 2023 (see Note 2- Acquisitions and Dispositions, to our consolidated financial statements), partially offset by an increase in secured advances to suppliers, net and prepaid commodity contracts.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $802 million at December 31, 2023, a decrease of $590 million from $1,392 million at December 31, 2022. The lower Short-term debt level at December 31, 2023 compared to December 31, 2022 is primarily due to the repayment of 1.85% Senior Notes - Euro in June 2023 partially offset by higher borrowings by Bunge operating companies on local bank lines of credit.
Trade accounts payable - Trade accounts payable were $3,664 million at December 31, 2023, a decrease of $722 million from $4,386 million at December 31, 2022. The decrease in Trade accounts payable was primarily due to lower average inventory purchase prices during the current year.
Other current liabilities - Other current liabilities, including Liabilities held for sale, were $2,913 million at December 31, 2023, a decrease of $484 million from $3,397 million at December 31, 2022. The decrease was primarily due to lower unrealized losses on derivative contracts, as a result of volatile commodity prices, and lower advances on sales during the current period due to a reduction in commodity prices, partially offset by an increase in accrued liabilities driven by increased acquisition and integration costs as well as higher income tax payable.

Debt
Financing Arrangements and Outstanding Indebtedness— Prior to June 21, 2023, we conducted most of our third-party financing activities through a centralized financing structure that provided the Company with efficient access to debt and capital markets. This structure included a master trust (the "Bunge Master Trust"), the primary assets of which comprised intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100% owned finance subsidiaries, including Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., funded the Bunge Master Trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited or Bunge Global SA.
On June 21, 2023, Bunge Limited and its finance subsidiaries terminated the Bunge Master Trust in accordance with a termination and lien release agreement in order to simplify the legal framework around its capital structure (see Note 17- Short-term Debt and Credit Facilities). In connection with the termination of the Bunge Master Trust, Bunge amended its existing credit agreements and related guarantees to remove all references and provisions related to the Bunge Master Trust. The amendments also resulted in Bunge Limited’s obligations as the existing guarantor being automatically assigned to Bunge Global SA, the new Swiss holding company, as successor guarantor, effective November 1, 2023, the completion date of the Redomestication.
On June 21, 2023, we also terminated our then existing $600 million asset-backed commercial paper program and the related liquidity and letter of credit facilities as well as established a new $1 billion unsecured corporate commercial paper program (the "$1 Billion Commercial Paper Program").
Revolving Credit Facilities—At December 31, 2023, we had $5,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities. The following table summarizes these facilities for the years presented:

		Total Committed Capacity (2)	Borrowings Outstanding
Revolving Credit Facilities (1)	Maturities	December 31, 2023	December 31, 2023	December 31, 2022
Revolving credit facilities
$1.1 Billion 364-day Revolving Credit Agreement	2024	$1,100	$—	$—
$1.75 Billion 2026 Revolving Credit Facility	2026	1,750	—	—
$1.95 Billion 5-year Revolving Credit Agreement	2026	1,950	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$5,665	$—	$—
(1)See Note 17- Short-term Debt and Credit Facilities for further information on these programs.

(2)The short-term credit ratings of the new $1 Billion Commercial Paper Program (see Note 17- Short-term Debt and Credit Facilities for further details on program) require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
Short and long-term debt—Our short and long-term debt increased by $231 million to $4,882 million at December 31, 2023, from $4,651 million at December 31, 2022, primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan and an increase in short-term bank borrowings, offset by the repayment of the 1.85% Senior Notes - Euro in June 2023 and 5-year term loan agreement due 2024 in October 2023. For the year ended December 31, 2023, our average short and long-term debt outstanding was approximately $5,293 million compared to approximately $5,986 million for the year ended December 31, 2022. Our Long-term debt outstanding balance, including the Current-portion of long-term debt, was $4,085 million at December 31, 2023 compared to $4,105 million at December 31, 2022.
The following table summarizes our short-term debt activity at December 31, 2023.

(US$ in millions)	Outstanding Balance at December 31, 2023	Weighted Average Interest Rate at December 31, 2023	Highest Balance Outstanding During 2023	Average Balance During 2023	Weighted Average Interest Rate During 2023
Bank Borrowings(1)	$797	8.36%	$955	$685	19.26%
Commercial Paper	—	—%	483	79	5.54%
Total	$797	8.36%		$764	17.84%
(1)Includes $179 million of local currency bank borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 15.30% as of December 31, 2023.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2023, there were no borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $797 million and $546 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2023 and 2022, respectively, to support working capital requirements.
As described in Note 2- Acquisitions and Dispositions, we have secured a total of $8.0 billion in acquisition financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed on July 7, 2023 that may be drawn upon the closing of the Acquisition. The commitment for the $7.7 billion financing commitment is in the form of a three-tranche term loan maturing 364-days, 2-years and 3-years from closing of the Acquisition. We intend to use a portion of the acquisition financing to fund the cash portion of the Transaction Consideration, and the remainder for repayment of certain indebtedness of Viterra which is expected to be repaid at closing and for the ongoing operations of the combined company following closing.

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2023	2022
Short-term debt: (1)
Short-term debt (2)	$797	$546
Current portion of long-term debt	5	846
Total short-term debt	802	1,392
Long-term debt: (3)
Term loan due 2024 - three-month TONAR plus 0.75% (Tranche A) (4)	—	232
Term loan due 2024 - three-month SOFR plus 1.40% (Tranche B) (4)	—	90
Term loan due 2025 - SOFR plus 0.90%	750	—
Term loan due 2027 - SOFR plus 1.125%	250	—
Term loan due 2028 - SOFR plus 1.325%	249	249
1.85% Senior Notes due 2023 - Euro (5)	—	853
1.63% Senior Notes due 2025	598	597
3.25% Senior Notes due 2026	698	698
3.75% Senior Notes due 2027	597	597
2.75% Senior Notes due 2031	991	990
Cumulative adjustment to long-term debt from application of hedge accounting	(260)	(341)
Other	212	140
Subtotal	4,085	4,105
Less: Current portion of long-term debt	(5)	(846)
Total long-term debt (6)	4,080	3,259
Total debt	$4,882	$4,651
(1)    Includes secured debt of $200 million and $56 million at December 31, 2023 and December 31, 2022, respectively.
(2)    Includes $179 million and $207 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 15.30% and 32.12% as of December 31, 2023 and December 31, 2022, respectively.
(3)    Variable interest rates are as of December 31, 2023.
(4)    On October 6, 2023, Bunge prepaid and terminated its 5-year term loan agreement due in 2024.
(5)    Upon maturity in June 2023, Bunge repaid the principal and accrued interest due on all of the issued and outstanding 1.85% Senior Notes - Euro.
(6)    Includes secured debt of $100 million and $21 million at December 31, 2023 and December 31, 2022, respectively.

Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2023 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-2	BBB+	Positive
Moody's	P-2	Baa2	Review for Upgrade
Fitch	F-2	BBB	Rating Watch Positive
(1)Short-term debt rating applies only to $1 Billion Commercial Paper Program with Bunge Limited Finance Corp. as the issuer.
Following the announcement of the Acquisition, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a current standalone basis, and a pro-forma at closing basis. Based on its review, Standard and Poor's upgraded our credit rating to BBB+ and further placed us on positive outlook for an upgrade to A-. Moody’s kept our credit rating unchanged at Baa2 and placed us on a review for upgrade to Baa1. Fitch kept our credit rating unchanged at BBB and placed us on credit watch positive for an upgrade to BBB+. We expect Standard and Poor's, Moody’s and Fitch to resolve their positive outlook, review for upgrade and credit watch positive status respectively at or before the closing date of the Acquisition, based on a variety of factors including but not limited to our operating performance, our financial position and high certainty that the Acquisition will close.
On June 21, 2023, Standard & Poor’s and Moody’s assigned short-term ratings to the $1 Billion Commercial Paper Program of A-2 and P-2, respectively. Subsequently, on August 11, 2023, Fitch assigned F-2 rating to the program.
Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.
Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum current ratio, maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2023.
Trade Receivable Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers"). The Program is designed to enhance our financial flexibility by providing an additional source of liquidity for our operations. As referenced in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program, the aggregate size of the program is $1.5 billion, with an accordion feature of $1 billion. The Program terminates on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on December 17, 2024, with a feature that permits us to request 364-day extensions.
The Program’s current pledge structure results from a November 16, 2022 amendment which replaced the existing DPP structure. Under the new structure, Bunge Securitization B.V. ("BSBV"), a consolidated bankruptcy remote special purpose entity, transfers certain trade receivables to the Purchasers in exchange for a cash payment up to the aggregate size of the Program. Bunge also retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in our consolidated statements of cash flows. Previously, under the DPP structure, we reflected cash flows related to the DPP as investing activities in our consolidated statements of cash flows.
Under the Program’s previous structure, Bunge's risk of loss following the sale of the trade receivables was limited to the DPP, included in Other current assets in the consolidated balance sheets. The DPP was repaid in cash as receivables were collected, generally within 30 days. Under the amended structure, Bunge’s risk of loss following the sale of the trade receivables is substantially the same and limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
Interest Rate Swap Agreements
We may use interest rate swaps in hedge accounting relationships and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in fair value due to changes in benchmark interest rates. See Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements.

Equity
Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2023	2022
Common shares	$—	$1
Registered shares	1	—
Additional paid-in capital	5,900	6,692
Retained earnings	12,077	10,222
Accumulated other comprehensive loss	(6,054)	(6,371)
Treasury shares, at cost (2023—16,109,804 and 2022—18,835,812) (1)	(1,073)	(1,320)
Total Bunge shareholders' equity	10,851	9,224
Noncontrolling interests	963	732
Total equity	$11,814	$9,956
(1)     In connection with the Redomestication described in Note 1- Nature of Business, Basis of Presentation, and Significant Accounting Policies, 8,102,179 shares held in treasury with an acquisition cost of $845 million were cancelled to comply with the Swiss Code limitation on issuer’s holding of registered share capital.
Total Bunge shareholders' equity was $10,851 million at December 31, 2023 compared to $9,224 million at December 31, 2022. The increase in Bunge shareholders' equity during the year ended December 31, 2023 was primarily due to $2,243 million of Net income attributable to Bunge, $317 million of Other comprehensive income, as described in Note 23- Equity, $69 million of share-based compensation expense partially offset by $600 million of share repurchases, as described in Note 23- Equity, and $386 million of declared dividends to shareholders.
Noncontrolling interests increased to $963 million at December 31, 2023 from $732 million at December 31, 2022 primarily due to $95 million of Net income attributable to our noncontrolling interest entities, $91 million related to the acquisition of noncontrolling interest in Terminal de Granéis de Santa Catarina ("TGSC") (see Note 11- Investments in Affiliates and Variable Interest Entities for further details), and $56 million of contributions from noncontrolling interests, partially offset by $17 million of dividends paid to noncontrolling interest holders.
Share repurchase program - As noted in Note 2- Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board approved the expansion of the existing $500 million program for the repurchase of our issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited common shares remained available under the existing program and Bunge Limited's Board approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the twelve months ended December 31, 2023, Bunge repurchased 5,407,861 shares for $600 million. As of December 31, 2023, 7,516,976 shares were repurchased for $800 million and $1.4 billion remained outstanding for repurchases under the program.
Subsequent to the consolidated balance sheet date, from December 31, 2023 through February 21, 2024, Bunge repurchased an additional 3,319,987 shares for $301 million. Therefore, as of February 21, 2024, 10,836,963 shares were repurchased for $1.1 billion and $1.1 billion remains outstanding for repurchases under the program.
Cash Flows

	Year ended December 31,
(US$ in millions)	2023	2022
Cash provided by (used for) operating activities	$3,308	$(5,549)
Cash (used for) provided by investing activities	(1,009)	6,499
Cash used for financing activities	(856)	(769)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	28	66
Net increase in cash and cash equivalents, restricted cash, and cash held for sale	$1,471	$247
Our cash flows from operations vary depending on, among other items, the market prices and timing of the purchase and sale of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to the purchase and sale of our inventories.

2023 Compared to 2022
For the year ended December 31, 2023, our cash and cash equivalents, restricted cash, and cash held for sale increased $1,471 million, compared to an increase of $247 million for the year ended December 31, 2022.
Operating: Cash provided by operating activities was $3,308 million for the year ended December 31, 2023, an increase of $8,857 million compared to cash used for operating activities of $5,549 million for the year ended December 31, 2022. The increase was primarily due to net changes in working capital, driven by lower average commodity prices, and decreased beneficial interest in securitized trade receivables, due to a change in structure of the securitization program discussed above.

	Year ended December 31,
(US$ in millions)	2023	2022
Cash provided by (used for) operating activities	$3,308	$(5,549)
Net proceeds from beneficial interest in securitized trade receivables (1)	87	6,824
Cash provided by operating activities, adjusted	$3,395	$1,275
(1)    On November 16, 2022, Bunge and certain of its subsidiaries amended its trade receivables securitization program from a DPP structure to a pledge structure, see above for further details.
Cash provided by operating activities, including net proceeds from beneficial interest in securitized trade receivables was $3,395 million for the year ended December 31, 2023, compared to $1,275 million for the year ended December 31, 2022. The increase was driven by net working capital changes, driven by lower average commodity prices, as well as higher Net income during the year ended December 31, 2023.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as Foreign exchange gains (losses) - net. For the year ended December 31, 2023 we recorded a foreign currency gain on net debt of $281 million versus a foreign currency gain on net debt for the year ended December 31, 2022 of $101 million, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item "Foreign exchange (gain) loss on net debt" in our consolidated statements of cash flows. This adjustment is required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $1,009 million for the year ended December 31, 2023 compared to cash provided by investing activities of $6,499 million for the year ended December 31, 2022, a decrease of $7,508 million. The decrease was primarily due to lower net proceeds from beneficial interests in securitized trade receivable as a result of the change in the program structure above, and higher capital expenditures including the acquisition of the Avondale refinery. Additionally, lower proceeds were received on the sale of our Russian operations during the year ended December 31, 2023 compared to proceeds received from the sale of our Mexican wheat milling business during the year ended December 31, 2022.
Financing: Cash used for financing activities was $856 million for the year ended December 31, 2023, an increase of $87 million, compared to cash used for financing activities of $769 million for the year ended December 31, 2022. For the year ended December 31, 2023, we received net cash proceeds from short-term and long-term debt of $200 million, primarily from delayed term draw loans of $750 million and $250 million as well as increased short term bank borrowings, offset by the repayment of the 1.85% Senior Notes - Euro in June 2023 and a 5-year loan agreement due in 2024, repurchased $600 million of common shares, and paid $383 million in dividend payments to common shareholders. For the year ended December 31, 2022, we made net cash repayments from short-term and long-term debt of $708 million, paid $349 million in dividends to our common and preference shareholders, repurchased $200 million of common shares, and paid $102 million to acquire an additional 10% ownership interest from redeemable noncontrolling interest holders in our subsidiary, Bunge Loders Croklaan Group B.V. These cash outflows were partially offset by $542 million in cash received from the sale of noncontrolling interests, including upon formation of the Bunge Chevron JV, and $92 million in proceeds from the exercise of options for common shares.
Capital Expenditures
Our cash payments made for capital expenditures were $1,122 million and $555 million for the years ended December 31, 2023 and 2022, respectively. We intend to make capital expenditures in the range of $1.2 billion to $1.4 billion in 2024. Our priorities for 2024 are to maintain the cash generating capacity of our assets through non-discretionary projects, such as maintenance, safety and compliance, as well as discretionary investments in growth and productivity projects, focusing on our strategy to strengthen our oilseeds platform, increase participation in biofuels and plant-based proteins, and grow our value-added oils business. These discretionary and non-discretionary capital investments will also help us achieve certain of our environmental and sustainability related objectives. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2023:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$—	$94
Residual value guarantee (2)	—	388
Russia disposition indemnity (3)	9	235
Other guarantees	—	14
Total	$9	$731
(1)We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, certain of our subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced.
Based on the amounts drawn under guaranteed debt facilities of unconsolidated affiliates at December 31, 2023, our potential liability was $83 million, and less than $1 million of obligations related to these guarantees have been recorded within Other non-current liabilities.
(2)We have issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At December 31, 2023, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations. (see Note 26- Leases, to our consolidated financial statements).
(3)On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires on February 2, 2030. As of December 31, 2023, we recorded a $9 million obligation related to this indemnity within Other non-current liabilities.

Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2024	2025 - 2026	2027 - 2028	2029 and thereafter
Short-term debt	$797	$797	$—	$—	$—
Long-term debt, including current portion(1)	4,361	9	2,142	1,135	1,075
Variable interest rate obligations	303	80	129	66	28
Interest obligations on fixed rate debt	390	88	155	78	69
Non-cancelable lease obligations(2)	1,086	338	345	139	264
Capital commitments	219	219	—	—	—
Freight supply agreements(3)	507	507	—	—	—
Inventory purchase commitments	283	270	13	—	—
Power supply purchase commitments	97	26	32	21	18
Other commitments and obligations(4)	509	282	117	75	35
Total contractual cash obligations(5)	$8,552	$2,616	$2,933	$1,514	$1,489
(1)Includes components of long-term debt attributable to unamortized premiums of $16 million and excludes components of long-term debt attributable to fair value hedge accounting of $260 million.
(2)Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $115 million due in future periods under non-cancelable subleases.
(3)Represents purchase commitments for time on ocean freight vessels and railroad freight lines for the purpose of transporting agricultural commodities. The ocean freight service agreements are short term contracts with a duration of less than a year. Ocean freight service agreements with terms in excess of one year are included in non-cancelable lease obligations. The railroad freight service agreements require a minimum monthly payment regardless of the actual level of freight services used. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of such freight services compared to the rates at which we have contracted them may affect margins on the sales of agricultural commodities.
(4)Represents other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
(5)Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2023, Bunge had uncertain income tax liabilities of $68 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14- Income Taxes to our consolidated financial statements.

Employee Benefit Plans
We expect to contribute $24 million to our defined benefit pension plans and $4 million to our postretirement benefit plans in 2024.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.

Foreign Currency Transactions and Translation of Foreign Currency Financial Statements
Our reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency. The determination of functional currency may require significant judgment to identify the currency of the primary economic environment in which a subsidiary operates. This may include an evaluation of a number of economic factors including, cash flow, sales price, sales market, expense, and financing indicators, as well, as the extent of the subsidiary’s intra-entity transactions. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in our consolidated statements of income as Foreign exchange gains (losses) - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in our consolidated balance sheets.
At period-end, amounts included in the consolidated statements of income, comprehensive income, cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss.
Inventories and Commodity Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange-traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs (see Note 5- Inventories to our consolidated financial statements for RMI balances as of December 31, 2023). We estimate the fair values of commodity inventories and forward purchase and sale contracts on these inventories based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or over-the-counter ("OTC") markets with appropriate adjustments for differences in local markets where our inventories are located. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically-settled forward purchase and sale contracts relate to certain management estimates regarding transportation costs and other local market or location-related adjustments, primarily freight-related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums, and discounts in our contracts. Counterparty credit and performance risk on forward commodity purchase and sale contracts is included in the determination of fair value. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period. However, based on historical experience with our suppliers and customers, our own credit risk, and knowledge of current market conditions, we do not view non-performance risk to be a significant input to fair value for the majority of our forward commodity purchase and sale contracts.
Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of Cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as Inventories and Unrealized gains and losses on derivative contracts in the consolidated balance sheets and Cost of goods sold in the consolidated statements of income could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as Inventories, Unrealized gains and losses on derivative contracts, and Cost of goods sold could differ. See Note 15- Fair Value Measurements to our consolidated financial statements for further details of commodity inventories and forward purchase and sale contracts on these inventories carried at fair value.

Derivatives - Designated Hedging Activities
We manage currency risk on certain forecasted purchases, sales and selling, general and administrative expenses with currency forwards designated as cash flow hedges. Assuming normal market conditions, the change in the market value of such derivative instruments has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in Accumulated other comprehensive loss, net of applicable income taxes, and recognized as a component of earnings in the consolidated statement of income in the same caption as the hedged items when the hedged item is recognized in earnings. If it is determined that the derivative hedging instruments are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of the derivative instrument would be recorded immediately in the consolidated statements of income in the same caption as the hedged items. See Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements for further details and impacts of cash flow hedges on the consolidated financial statements.
Goodwill
When we acquire a business, the consideration is first assigned to identifiable assets and liabilities, including intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, including market participants, projected growth rates, the amounts and timing of future cash flows, the discount rates applied to the cash flows, and the determination of useful life of an asset.
Our goodwill balance is not amortized to expense. Instead, it is tested for impairment at least annually. We generally perform our annual impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) determine our reporting units; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units; (4) estimate the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compare the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, we recognize an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units, and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analysis, we make estimates and significant judgments about the future cash flows of that reporting unit aligned with management’s strategic business plans. Changes in judgment related to these assumptions and estimates could result in goodwill impairment charges. We believe the assumptions and estimates used are appropriate based on the information currently available to management. Estimates based on market earnings multiples of peer companies identified for the reporting unit may also be used, where available. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment.
During the fourth quarter of 2023, we performed our annual impairment assessment and determined the estimated fair values of each of our goodwill reporting units exceeded each of their carrying values by a significant amount. See Note 8- Goodwill, to our consolidated financial statements.

Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. Property, plant and equipment and finite-lived intangible assets are depreciated or amortized over their estimated useful life on a straight line basis. When facts and circumstances indicate the carrying values of these assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets from their use and ultimate disposal. If the carrying value of our assets is not recoverable, we recognize an impairment loss in the amount that carrying value exceeds fair value. Impairment is recognized as a charge against results of operations. Our judgments related to the expected useful lives of these assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of these assets, changes in these factors could cause us to realize material impairment charges. Please refer to Note 10- Impairments to our consolidated financial statements for details of property, plant and equipment and other finite-lived intangible asset impairment charges recorded in the year ended December 31, 2023.
Investments in Affiliates
We have investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. We review our investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and our intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. During the second quarter of 2023, certain of the above factors indicated an other than temporary decline in value of our investment in Australia Plant Proteins ("APP"), a start-up manufacturer of novel protein ingredients. As a result of the impairment, there is no carrying value associated with the equity method investment in APP at December 31, 2023. Critical estimates in the determination of the fair value include, but are not limited to, future expected cash flows, revenue growth, and discount rates. If we used different methods or factors to estimate fair value, the amount of recorded impairment and the carrying value of our investments could differ. Please refer to Note 10- Impairments and Note 11- Investments in Affiliates and Variable Interest Entities to our consolidated financial statements for further details.
Contingencies
We are a party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, and we make provisions for potential liabilities arising from such claims when we deem them probable and reasonably estimable. These estimates of probable loss have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings" and Note 21- Commitments and Contingencies to our consolidated financial statements.
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the amount of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby decreasing income tax expense. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby increasing income tax expense. During 2023, we increased valuation allowances by $321 million, primarily attributable to valuation allowance established on tax credits generated during the year where Bunge believes a portion of the deferred tax asset is not more likely than not to be realized.
The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2023, we had recorded uncertain tax positions of $68 million in our consolidated balance sheet. For additional information on income taxes, please refer to Note 14- Income Taxes to our consolidated financial statements.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, as well as other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil and Europe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2023, the allowance for recoverable taxes was $35 million. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
New Accounting Pronouncements
See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and inflationary pressures, which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board's Enterprise Risk Management Committee and our internal Management Risk Committee oversee our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options and major financial institutions in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 15- Fair Value Measurements and Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through commercial sales and purchases, including forward commitments to buy or sell, and through various OTC derivative instruments that we use to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties, as well as unrealized gains from forward purchase or sale contracts and OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular reviews of exposures and credit analysis by regional credit teams, as well as a review by global and corporate committees that monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened, such as during 2023 when concerns about the financial condition of a number of United States and international banking institutions developed and resulted in government and regulatory intervention. Although our counterparty risk and exposure to these financial institutions has been de minimis, we continue to monitor our exposure to all financial institution counterparties. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews, and specific focus on counterparties or groups of counterparties that we may determine as high risk. We have reduced exposures and associated position limits in certain cases.

Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed, and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors, including inflationary pressures, that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase and sale contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volumetric, drawdown, and value-at-risk ("VaR") limits. We measure and review our commodity positions on a daily basis. We also employ stress-testing techniques in order to quantify our exposures to price and liquidity risks under non-normal or event driven market conditions.
Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange-traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values of each agricultural commodity, calculated by valuing all of our commodity positions for the period at quoted market prices, where available, or by utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$459	$(46)	$1,809	$(181)
Lowest daily aggregated position value	$(502)	$(50)	$(416)	$(42)
Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, inflationary pressure, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately two years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
Energy Risk
We purchase various energy commodities such as electricity, natural gas, and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk, including inflationary pressures. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2023, was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated as analogous to equity for accounting purposes. As a result, foreign exchange gains and losses on these borrowings are excluded from the determination of Net income and recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Included in Other comprehensive income (loss) are foreign currency gains of $111 million and $1 million for the year ended December 31, 2023 and 2022, respectively, related to permanently invested intercompany loans. Activity in the twelve months ended December 31, 2023 includes reclassification of $85 million in foreign exchange losses from Other comprehensive income (loss) to Net income, net of tax of zero, related to the sale of Bunge's Russian operations. See Note 2 - Acquisitions and Dispositions to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2023, was $4,921 million with a carrying value of $4,882 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at December 31, 2023, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $51 million in our interest expense on our variable rate debt at December 31, 2023. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to interest rates.
Inflation Risk
Inflationary factors generally affect us by increasing our labor and overhead costs, as well as costs associated with certain risks identified above, which may adversely affect our results of operations and financial position. We have historically been able to recover the impacts of inflation through sales price increases, however we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. Our inability to do so could harm our results of operations and financial position.
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, futures, and options contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward, swap and option contracts may be designated as cash flow or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.
Interest Rate Derivatives—We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. Interest rate swaps used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these agreements may be designated as fair value hedges. In such instances, the carrying amount of the associated hedged debt is also adjusted through earnings for changes in fair value arising from changes in benchmark interest rates. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. The impact of changes in fair value of interest rate swap agreements is primarily presented in Interest expense.
Commodity Derivatives—We primarily use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities held as inventories or subject to forward purchase and sale contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange-traded futures contracts, representing the unrealized gains and/or losses on these instruments, are settled daily, generally through our 100% owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange-traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.
Ocean Freight Derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of our current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives are recorded in Cost of goods sold.
Energy Derivatives—We use derivative instruments for various purposes, including to manage our exposure to volatility in energy costs and our exposure to market prices related to the sale of biofuels. Our operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel. Changes in the fair values of energy derivatives are recorded in Cost of goods sold.
Other Derivatives—We may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives, to manage our exposure to credit risk and broader macroeconomic risks. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
For more information, see Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-72 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
Management's Report on Internal Control over Financial Reporting
Bunge Global's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Bunge Global's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that Bunge Global's internal control over financial reporting was effective as of the end of the fiscal year covered by this annual report.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited and reported on Bunge Global's consolidated financial statements included in this annual report, has issued its written attestation report on Bunge Global's internal control over financial reporting, which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, we have continued to migrate certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning system which may result in changes to related internal controls over financial reporting.
Additionally, management performed an evaluation of the impacts of the Ukraine-Russia War on our internal controls over financial reporting. In doing so management noted that, as a result of the war, we are currently unable to perform certain of our Ukrainian internal controls over financial reporting, primarily relating to on-site physical inspections of inventory, due to safety concerns, particularly in areas of active conflict. As of December 31, 2023, the carrying value associated with Company inventories in areas of active conflict has been substantially reserved. In response, management has implemented compensating controls, including using third-party contractors to carry out visual inspections of the physical condition of our assets held at Ukrainian facilities in non-active conflict areas.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Global SA

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bunge Global SA and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes and the schedule listed in the Index at Item 15 as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 22, 2024

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2024 Annual Meeting.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2024 Annual Meeting under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Composition and Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2024 Annual Meeting under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2024 Annual Meeting under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2024 Annual Meeting under the captions "Corporate Governance-Board Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2024 Annual Meeting under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
a.(1) (2) Financial Statements and Financial Statement Schedules
See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page E-1 of this Annual Report on Form 10-K.
a.(3) Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.
Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement, which may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts and may have been qualified by disclosures that were made to the parties in connection with the negotiation of these agreements and not necessarily reflected in the agreements. Accordingly, the representations and warranties contained in these agreements may not describe the actual state of affairs of Bunge Global SA or its subsidiaries as of the date that these representations and warranties were made or at any other time. Investors should not rely on these representations and warranties as statements of fact. Additional information about Bunge Global SA and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and Bunge Global SA's other public filings, which are available without charge through the SEC's website at www.sec.gov.
See "Index to Exhibits" set forth below.

Exhibit Number		Description
2.1	+++	Business Combination Agreement, dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited and the Sellers listed therein (incorporated by reference from Bunge Limited’s Form 8-K filed on June 15, 2023)
2.2		Agreement and Plan of Merger, dated as of October 31, 2023, by and among Bunge Limited, Horizon Merger Company Limited and Bunge Global S.A. (incorporated by reference from Bunge Limited’s Form 8-K filed November 1, 2023)
3.1		Articles of Association (incorporated by reference from the Registrant’s Form 8-K12G3 filed on November 1, 2023)
3.2		Organizational Regulations, dated as of October 31, 2023 (incorporated by reference from the Registrant’s Form 8-K12G3 filed on November 1, 2023)
4.1		The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.2	*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Sixth Amended and Restated Pooling Agreement, dated as of August 31, 2020, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference from Bunge Limited's Form 10-K filed February 19, 2021)

10.2	Twenty-Fourth Amendment to Receivables Transfer Agreement, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers, Purchaser Agents, New Canadian Originator party, New German Originators party, New Mexican Originators party and New Polish Originator party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)
10.3	Eighth Amended and Restated Receivables Transfer Agreement, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, Bunge Global SA, as Performance Undertaking Provider, and the persons from time to time party thereto as Conduit Purchasers, Committed Purchasers and Purchaser Agents (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)

Exhibit Number		Description
10.4		Unadjusted Applicable Margin Letter, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Bunge Global SA, as Performance Undertaking Provider, Coöperatieve Rabobank U.A., as Administrative Agent and a Purchaser Agent, and the Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)
10.5		Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.6		Second Amendment to the Servicing Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)
10.7		Third Amendment to the Servicing Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)
10.8
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)

10.9		Amended and Restated Performance and Indemnity Agreement, dated June 21, 2023, by and among Bunge Limited and Bunge Global SA, as Performance Undertaking Provider and Coöperatieve Rabobank U.A., as Administrative Agent to the Receivables Transfer Agreement dated June 1, 2011, as amended (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.10
Subordinated Loan Agreement, dated June 1, 2011, among Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Subordinated Lender, Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)

10.11
First Amendment to the Subordinated Loan Agreement, dated August 27, 2019, among Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Subordinated Lender, Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.) as Master Servicer, and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)

10.12	++	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)
10.13		First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)
10.14		Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.15	++	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)

Exhibit Number		Description
10.16		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)
10.17
Fifth Amended and Restated Pre-Export Financing Agreement, dated November 6, 2020, among the Pre-Export Borrowers party thereto, the Pre-Export Lenders party thereto, Sumitomo Mitsui Banking Corporation, as Pre-Export Administrative Agent, and Banco Rabobank International Brasil S.A., as Pre-Export Collateral Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)

10.18
Tenth Amended and Restated Guaranty, dated as of July 16, 2021, by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, in its capacity as Letter of Credit Agent, and the Letter of Credit Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent under the Liquidity Agreement, and The Bank of New York Mellon, as Collateral Agent under the Security Agreement and
Trustee under the Pooling Agreement (incorporated by reference from Bunge Limited’s Form 8-K filed on July 19, 2021)

10.19		Credit Agreement, dated as of July 7, 2023, by and among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Lead Arranger, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on July 11, 2023)
10.20		Guaranty, dated as of July 7, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to CoBank, ACB, as Administrative Agent under the Credit Agreement incorporated as Exhibit 10.42 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed July 11, 2023)
10.21
First Amended and Restated Revolving Credit Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, BNP Paribas, Coöperatieve Rabobank U.A., New York Branch, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)

10.22
First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the First Amended and Restated Revolving Credit Agreement incorporated as Exhibit 10.44 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)

10.23	+++	Second Amendment Agreement to Facility Agreement, dated as of June 21, 2023, by and among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, BNP Paribas, as Sustainability Co-ordinator, Natixis, as Lead Sustainability Co-ordinator, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.24		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Administrative Agent to the Facility Agreement incorporated as Exhibit 10.46 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.25		Revolving Credit Agreement, dated June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch and U.S. Bank National Association, as Co-Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.26		Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent under the Revolving Credit Agreement incorporated as Exhibit 10.48 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.27		Second Amendment to Term Loan Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.28		Second Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Administrative Agent under the Term Loan Agreement incorporated as Exhibit 10.50 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)

Exhibit Number		Description
10.29		First Amended and Restated Term Loan Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, Bank of America, N.A., BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., PNC Bank, National Association, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, Truist Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.30		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent to the First Amended and Restated Term Loan Agreement incorporated as Exhibit 10.52 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.31	+++	Facility Agreement, dated as of October 6, 2023, by and among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, Natixis and BNP Paribas, as Sustainability Co-ordinators, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on October 13, 2023)
10.32		Guaranty, dated as of October 6, 2023, by Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as the facility agent to the Facility Agreement incorporated as Exhibit 10.54 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on October 13, 2023)
10.33	+	Bunge 2009 Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant's Form 8-K12G3 filed November 1, 2023)
10.34	+	Form of Nonqualified Stock Option Award Agreement under the Bunge 2009 Equity Incentive Plan (incorporated by reference from Bunge Limited’s Form 10-K filed March 1, 2011)
10.35	+	Bunge 2016 Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant’s Form 8-K12G3 filed November 1, 2023)
10.36	+	Form of Global Stock Option Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from Bunge Limited’s Form 10-K filed February 28, 2017)
10.37	*+	Form of Global Restricted Stock Unit Agreement under the Bunge 2016 Equity Incentive Plan
10.38	*+	Form of Global Performance Unit Agreement under the Bunge 2016 Equity Incentive Plan
10.39	+	Bunge 2017 Non-Employee Directors Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant’s Form 8-K12G3 filed November 1, 2023)
10.40	*+	Form of Restricted Stock Unit Award Agreement under the Bunge 2017 Non-Employee Directors Equity Incentive Plan
10.41	*+	Bunge Excess Benefit Plan effective January 1, 2009, and amendments thereto through January 1, 2023 (frozen plan as of December 31, 2022)
10.42	*+	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2023)
10.43	*+	Bunge Supplemental Excess Contribution Plan effective January 1, 2018, and amendment thereto through January 1, 2020
10.44	*+	Bunge Employee Deferred Compensation Plan effective January 1, 2008, and amendment thereto through November 1, 2023
10.45	*+	Bunge Annual Incentive Plan effective January 1, 2023, and amendment thereto through November 1, 2023
10.46	+	Bunge Executive Severance Plan (incorporated by reference from Bunge Limited’s Form 10-Q filed on July 27, 2022)
10.47	*+	Executive Employment Agreement, dated as of December 20, 2023, between Bunge Management Services, Inc. and Gregory A. Heckman
10.48	*+	Executive Employment Agreement, dated as of December 20, 2023, between Bunge Management Services, Inc. and John W. Neppl
10.49		Bunge Savings Plan, as amended (incorporated by reference from the Registrant’s Form S-8 POS filed on November 1, 2023)
10.50		Bunge Savings Plan – Supplement A, as amended (incorporated by reference from the Registrant’s Form S-8 POS filed on November 1, 2023)
10.51		Bunge Retirement Savings Plan, as amended (incorporated by reference from the Registrant’s Form S-8 POS filed November 1, 2023)
21.1	*	Subsidiaries of the Registrant
22.1	*	Subsidiary Issuers of Guaranteed Securities

Exhibit Number		Description
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Global SA's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Global SA's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	**	Certification of Bunge Global SA's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	**	Certification of Bunge Global SA's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
97.1	*	Policy Relating to Recovery of Erroneously Awarded Compensation
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

Subsidiary Issuers of Guaranteed Securities

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+++	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

BUNGE GLOBAL SA
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2021
Allowances for doubtful accounts(a)	$144	35	(5)	(42)	(c)	$132
Allowances for secured advances to suppliers	$45	6	(3)	(9)		$39
Allowances for recoverable taxes	$58	4	(3)	(15)		$44
Income tax valuation allowances	$316	95	(49)	(65)		$297
FOR THE YEAR ENDED DECEMBER 31, 2022
Allowances for doubtful accounts(a)	$132	66	5	(67)	(c)	$136
Allowances for secured advances to suppliers	$39	13	3	(12)		$43
Allowances for recoverable taxes	$44	3	1	(12)		$36
Income tax valuation allowances	$297	17	(7)	(38)		$269
FOR THE YEAR ENDED DECEMBER 31, 2023
Allowances for doubtful accounts(a)	$136	71	3	(74)	(c)	$136
Allowances for secured advances to suppliers	$43	9	3	(16)		$39
Allowances for recoverable taxes	$36	14	2	(17)		$35
Income tax valuation allowances	$269	391	2	(72)		$590

(a)Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)Consists primarily of foreign currency translation adjustments.

(c)Includes write-offs of uncollectible accounts and recoveries.
E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Global SA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bunge Global SA and subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, statements of comprehensive income, statements of cash flows, and statements of changes in equity and redeemable noncontrolling interests, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Readily Marketable Inventories and Physically Settled Forward Purchase and Sale Contracts - Refer to Notes 1 and 15 to the financial statements
Critical Audit Matter Description
The Company records agricultural commodity inventories, referred to as readily marketable inventories "RMI", and physically settled forward purchase and sale contracts at fair value with changes in fair value recorded in earnings as a component of cost of goods sold. The Company values RMI and physically settled forward purchase and sale contracts primarily using Level 1 inputs, such as public exchange quotes of commodity futures, broker or dealer quotations. A portion of the value, however, is derived using significant unobservable inputs referred to as Level 3 inputs, such as management estimates regarding costs of transportation and other location-related adjustments in Brazil, that involve significant judgment by management.

Auditing the significant unobservable inputs in Brazil used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts involved judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable inputs in Brazil used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts included the following, among others:
•We tested the effectiveness of controls over management’s review of the underlying assumptions used in the Company’s process of estimating the fair value of RMI and physically settled forward purchase and sale contracts, including those over Level 3 inputs.
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.
•We evaluated the competence, capabilities, and objectivity of our specialists used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.
•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, considering changes in market conditions subsequent to year-end.
•We made selections of RMI and physically settled forward purchase and sale contracts to test Level 3 inputs and performed the following:
◦We evaluated the reasonableness of the Level 3 inputs by reference to third-party data, information produced by the entity, and inquires of management.
◦We searched for contradictory evidence to Level 3 inputs based on our knowledge of the commodities market and inquiries of management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 22, 2024
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$59,540	$67,232	$59,152
Cost of goods sold	(54,695)	(63,550)	(55,789)
Gross profit	4,845	3,682	3,363
Selling, general and administrative expenses	(1,715)	(1,369)	(1,234)
Interest income	148	71	48
Interest expense	(516)	(403)	(243)
Foreign exchange gains (losses) — net	20	(11)	(38)
Other income (expense) — net	129	(9)	509
Income from affiliates	140	105	160
Income before income tax	3,051	2,066	2,565
Income tax expense	(714)	(388)	(398)
Net income	2,337	1,678	2,167
Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(94)	(68)	(89)
Net income attributable to Bunge	2,243	1,610	2,078
Convertible preference share dividends and other obligations	—	—	(34)
Net income available to Bunge shareholders (Note 24)	$2,243	$1,610	$2,044
Earnings per share—basic (Note 24)
Net income attributable to Bunge shareholders - basic	$15.07	$10.83	$14.50
Earnings per share—diluted (Note 24)
Net income attributable to Bunge shareholders - diluted	$14.87	$10.51	$13.64
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$2,337	$1,678	$2,167
Other comprehensive income (loss):
Foreign exchange translation adjustment	341	12	(268)
Unrealized losses on designated hedges, net of tax expense of $(3), $(2), and $(2)	(99)	(81)	(36)
Pension adjustment, net of tax benefit (expense) of $3, $(5), and $(17)	(18)	40	57
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $3, $12, and $(1)	99	122	(4)
Total other comprehensive income (loss)	323	93	(251)
Total comprehensive income	2,660	1,771	1,916
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(100)	(46)	(63)
Comprehensive loss attributable to acquisition of redeemable noncontrolling interest	—	(15)	—
Total comprehensive income attributable to Bunge	$2,560	$1,710	$1,853

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,602	$1,104
Trade accounts receivable (less allowances of $104 and $90) (Note 4)	2,592	2,829
Inventories (Note 5)	7,105	8,408
Assets held for sale (Note 2)	1	36
Other current assets (Note 6)	4,050	4,381
Total current assets	16,350	16,758
Property, plant and equipment, net (Note 7)	4,541	3,617
Operating lease assets (Note 26)	926	1,024
Goodwill (Note 8)	489	470
Other intangible assets, net (Note 9)	398	360
Investments in affiliates (Note 11)	1,280	1,012
Deferred income taxes (Note 14)	773	712
Other non-current assets (Note 12)	615	627
Total assets	$25,372	$24,580
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 17)	$797	$546
Current portion of long-term debt (Note 18)	5	846
Trade accounts payable (includes $823 and $643 carried at fair value)	3,664	4,386
Current operating lease obligations (Note 26)	308	425
Liabilities held for sale (Note 2)	—	18
Other current liabilities (Note 13)	2,913	3,379
Total current liabilities	7,687	9,600
Long-term debt (Note 18)	4,080	3,259
Deferred income taxes (Note 14)	400	365
Non-current operating lease obligations (Note 26)	566	547
Other non-current liabilities (Note 22)	824	849
Redeemable noncontrolling interests	1	4
Equity (Note 23):
Registered shares, par value $0.01; authorized not issued—80,714,736 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 145,319,668 shares at December 31, 2023	1	—
Common shares, par value $0.01; authorized—400,000,000 shares; issued and outstanding: 149,907,932 shares at December 31, 2022	—	1
Additional paid-in capital	5,900	6,692
Retained earnings	12,077	10,222
Accumulated other comprehensive loss (Note 23)	(6,054)	(6,371)
Treasury shares, at cost; 2023—16,109,804 and 2022—18,835,812 shares	(1,073)	(1,320)
Total Bunge shareholders' equity	10,851	9,224
Noncontrolling interests	963	732
Total equity	11,814	9,956
Total liabilities, redeemable noncontrolling interest and equity	$25,372	$24,580
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$2,337	$1,678	$2,167
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	104	162	226
Foreign exchange (gain) loss on net debt	(281)	(101)	78
Depreciation, depletion and amortization	451	408	424
Share-based compensation expense	69	65	61
Deferred income tax (benefit) expense	(1)	(119)	(272)
Gain on sale of investments and property, plant and equipment	(4)	(6)	(417)
Results from affiliates	(157)	(106)	(160)
Other, net	117	97	6
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	256	(206)	(530)
Inventories	1,518	(269)	(1,301)
Secured advances to suppliers	(121)	(14)	(48)
Trade accounts payable and accrued liabilities	(939)	67	1,633
Advances on sales	(140)	175	32
Net unrealized (gains) losses on derivative contracts	(366)	(31)	394
Margin deposits	173	(242)	252
Recoverable and income taxes, net	202	(94)	247
Marketable securities	23	325	(82)
Beneficial interest in securitized trade receivables	—	(6,940)	(5,376)
Other, net	67	(398)	(228)
Cash provided by (used for) operating activities	3,308	(5,549)	(2,894)
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,122)	(555)	(399)
Proceeds from investments	49	326	171
Payments for investments	(69)	(321)	(308)
Settlements of net investment hedges	(64)	(135)	(34)
Proceeds from beneficial interest in securitized trade receivables	87	6,824	5,234
Payments for beneficial interest in securitized trade receivables	—	—	(177)
Proceeds from disposal of business and property, plant and equipment	170	508	647
Payments for investments in affiliates	(136)	(55)	(46)
Other, net	76	(93)	25
Cash (used for) provided by investing activities	(1,009)	6,499	5,113
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	138	127	(2,181)
Proceeds from short-term debt with maturities greater than three months	1,247	1,753	2,529
Repayments of short-term debt with maturities greater than three months	(987)	(1,856)	(2,442)
Proceeds from long-term debt	978	297	1,001
Repayments of long-term debt	(1,176)	(1,029)	(4)
Proceeds from the exercise of options for common shares	9	92	116
Repurchases of common shares	(600)	(200)	(100)
Dividends paid to preference shareholders	—	(8)	(34)
Dividends paid to registered or common shareholders	(383)	(341)	(289)
Dividends paid to noncontrolling interests	(17)	(17)	(76)
Sale of noncontrolling interest	—	542	—
Acquisition of redeemable noncontrolling interest and noncontrolling interest	—	(102)	(147)
Settlement of cross currency swap	(79)	—	—
Other, net	14	(27)	(5)
Cash used for financing activities	(856)	(769)	(1,632)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	28	66	(63)
Net increase in cash and cash equivalents, restricted cash, and cash held for sale	1,471	247	524
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	1,152	905	381
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$2,623	$1,152	$905
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Common Shares		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	149,907,932	$1	—	$—	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956
Net income	(1)	—	—	—	—	—	—	—	2,243	—	95	2,338
Other comprehensive income	—	—	—	—	—	—	—	—	—	317	6	323
Redemption value adjustment	(2)	—	—	—	—	—	—	—	2	—	—	2
Dividends on common shares, $2.6125 per share	—	—	—	—	—	—	—	—	(386)	—	—	(386)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	56	56
Acquisition of noncontrolling interest (Note 11)	—	—	—	—	—	—	—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	—	—	69	—	—	—	69
Cancellation of common shares and issuance of registered shares	—	(145,287,978)	(1)	145,287,978	1	—	—	—	—	—	—	—
Cancellation of treasury shares	—	—	—	—	—	(8,102,179)	845	(845)	—	—	—	—
Repurchase of common shares	—	(5,407,861)	—	—	—	5,407,861	(600)	—	—	—	—	(600)
Issuance of registered or common shares, including stock dividends	—	787,907	—	31,690	—	(31,690)	2	(16)	(4)	—	—	(18)
Balance, December 31, 2023	$1	—	$—	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814

		Convertible Preference Shares		Common Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	16,726,697	$(1,120)	$5,590	$8,979	$(6,471)	$156	$7,825
Net income	13	—	—	—	—	—	—	—	1,610	—	55	1,665
Other comprehensive income (loss)	(24)	—	—	—	—	—	—	—	—	115	2	117
Redemption value adjustment	1	—	—	—	—	—	—	—	—	—	—	—
Dividends on common shares, $2.40 per share	—	—	—	—	—	—	—	—	(362)	—	—	(362)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	6	6
Sale of noncontrolling interest	—	—	—	—	—	—	—	247	—	—	295	542
Acquisition of redeemable noncontrolling interest	(367)	—	—	—	—	—	—	45	—	(15)	235	265
Share-based compensation expense	—	—	—	—	—	—	—	65	—	—	—	65
Repurchase of common shares	—	—	—	(2,109,115)	—	2,109,115	(200)	—	—	—	—	(200)
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	—	—	690	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	2,096,302	—	—	—	55	(5)	—	—	50
Balance, December 31, 2022	$4	—	$—	149,907,932	$1	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956

		Convertible Preference Shares		Common Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	15,428,313	$(1,020)	$5,408	$7,236	$(6,246)	$136	$6,205
Net income	61	—	—	—	—	—	—	—	2,078	—	28	2,106
Other comprehensive loss	(26)	—	—	—	—	—	—	—	—	(225)	—	(225)
Redemption value adjustment	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Dividends on common shares,$2.08 per share	—	—	—	—	—	—	—	—	(294)	—	—	(294)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	—	—	(34)	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	—	(5)	(5)
Capital (return) to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Disposition of noncontrolling interest in subsidiary	1	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	61	—	—	—	61
Repurchase of common shares	—	—	—	(1,298,384)	—	1,298,384	(100)	—	—	—	—	(100)
Issuance of common shares, including stock dividends	—	—	—	2,565,560	—	—	—	122	(4)	—	—	118
Balance, December 31, 2021	$381	6,899,683	$690	141,057,414	$1	16,726,697	$(1,120)	$5,590	$8,979	$(6,471)	$156	$7,825

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business—On November 1, 2023, Bunge Global SA completed the change of jurisdiction of incorporation of its group holding company from Bermuda to Switzerland (the "Redomestication"). The Redomestication, as approved by our shareholders, was effected pursuant to a scheme of arrangement under Bermuda law. Each common share of Bunge Limited, par value $0.01 per share, was cancelled in exchange for an equal number of registered shares of Bunge Global SA, par value $0.01 per share (the "registered shares"). The registered shares began trading on the New York Stock Exchange (the "NYSE") under the symbol "BG" on November 1, 2023, which is the same symbol under which the Bunge Limited shares were previously traded. References to the term "shares" refer to Bunge Limited common shares prior to the Redomestication and to Bunge Global SA registered shares after the Redomestication, unless otherwise specified. See Note 23 – Equity for further information.
Bunge Global SA, together with its consolidated subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary, through which its businesses are conducted (collectively "Bunge" or "the Company"), is a leading global agribusiness and food company. Bunge operates in four reportable segments: Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy.
Corporate and Other, which is not a reportable segment, includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of such reporting segments is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities.
Agribusiness—Bunge's Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing, and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe, and Asia-Pacific with merchandising and distribution offices throughout the world.
Bunge's Agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages its international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities, foreign exchange, and other financial instruments.
Refined and Specialty Oils —Bunge's Refined and Specialty Oils segment produces and sells edible oil products, such as packaged and bulk oils and fats, shortenings, margarines, mayonnaise, and other products derived from the vegetable oil refining process, including renewable diesel feedstocks, and refines and fractionates palm oil, palm kernel oil, coconut oil, and shea butter. Bunge's refined and specialty oils operations are located in North America, South America, Europe, Asia-Pacific, and Africa.
Milling —Bunge's Milling segment primarily comprises wheat and corn milling businesses that purchase wheat and corn directly from farmers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers, and other customers. Due to the completion of the sale of Bunge's Mexican wheat milling business during the third quarter of 2022, Bunge's wheat milling activities are now primarily located in Brazil. Corn milling activities are primarily located in the United States and Mexico. See Note 2- Acquisitions and Dispositions for additional information on the completed sale of Bunge's Mexican wheat milling activities.
Sugar and Bioenergy—Bunge's Sugar and Bioenergy segment primarily consists of the Company's 50% ownership interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP"). The joint venture is a leading company in the ethanol, biopower, and sugar market in Brazil. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. Bunge accounts for its interest in the joint venture under the equity method of accounting.
Argentina
Bunge has significant operating subsidiaries in Argentina. Argentina has experienced hyperinflation, high fiscal deficit and negative Gross Domestic Product ("GDP") growth in recent quarters. Throughout 2023 and 2022, Argentina’s government has published multiple Emergency Decrees, certain of which have introduced preferential U.S. dollar to Argentine peso foreign exchange rates (collectively referred to as the "Export Programs"). Preferential exchange rates under the Export Programs are

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
available exclusively during specific periods of time to be used on qualifying Argentine peso denominated purchases of certain commodities and payment of export duties. The Export Programs were aimed at boosting farmer selling and in turn commodity exports generating an influx of foreign currency. During the periods covered by the Export Programs, qualifying commodity prices in Argentine pesos were directly impacted by the preferential rates. Transactions related to these Export Programs were accounted for at the preferential rate.
Ukraine-Russia War
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. As of December 31, 2023, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise less than 3% of Bunge’s consolidated Total assets and Total liabilities, respectively.
Bunge’s operational activities in Ukraine have steadily increased over the year, but remain limited and are subject to Bunge's ability to perform activities safely. On July 17, 2023, an agreement allowing the safe export of grain from three Ukrainian ports (Pivdennyi/Yuzhnvi, Odesa, and Chornomorsk; the "POC corridor") on the Black Sea expired. Following the termination of the POC corridor agreement, Russian attacks on key Ukrainian export infrastructure locations intensified. As of February 22, 2024, the termination of the POC corridor agreement and Russian attacks on key export infrastructure over the year have not significantly impacted Bunge's results of operations in Ukraine as alternative routes to export product are being effectively utilized. The scope, intensity, duration, and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian operations.
In the year ended December 31, 2023, the Company recognized mark-to-market gains of $29 million, respectively, in Cost of goods sold in the consolidated statements of income related to inventory recovered from its Mykolaiv and other facilities which had no carrying value as of December 31, 2022. No impairments or charges related to the war were recorded in the year ended December 31, 2023.
Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years, except as described in these notes or for the adoption of new standards as outlined below.
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary and, as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not have a controlling financial interest are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for at cost, or fair value if readily determinable. Intercompany accounts and transactions are eliminated. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest, defined as (a) the power to direct the activities of a VIE that most significantly impact the economics of the VIE and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. The primary beneficiary analysis must be continually reassessed and requires the exercise of judgement. VIE assessments are revisited upon the occurrence of relevant reconsideration events.
Noncontrolling interests in subsidiaries related to Bunge's ownership interests of less than 100% are reported as Noncontrolling interests or Redeemable noncontrolling interests in the consolidated balance sheets. The noncontrolling ownership interests in Bunge's earnings, net of tax, is reported as Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of income.
Reclassifications—Effective January 1, 2023, the Company changed its reporting of cash proceeds from and repayments of short-term debt with maturities of three months or less to be presented on a net basis in its consolidated statements of cash flows. Prior to January 1, 2023, the Company presented cash proceeds from and repayments of short-term debt with maturities of three months or less separately in its consolidated statements of cash flows. Prior period amounts have been reclassified to conform to current presentation.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires Bunge to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.
Offsetting—In the normal course of its operations the Company routinely enters into transactions resulting in the recognition of assets and liabilities stemming from unconditional obligations, for example trade receivables and trade payables, or conditional obligations, for example unrealized gains and losses on derivative contracts at fair value, with the same counterparty. The Company generally records all such assets and liabilities on a gross basis, even when they are subject to master netting agreements.
However, the Company also engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which Bunge generally obtains U.S. dollar and foreign currency denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, and time deposits denominated in U.S. dollars and foreign currencies, as well as foreign exchange forward contracts and other programs in which trade related payables are set-off against receivables, when all related assets and liabilities are subject to legally enforceable set-off agreements and the criteria of ASC 210-20, Offsetting, has been met. Cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency. As such, amounts included in the consolidated statements of income, comprehensive income, cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then the foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as Foreign exchange gains (losses) - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in Bunge's consolidated balance sheets.
Cash, Cash Equivalents, Restricted Cash, and Cash held for sale—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, restricted cash, and cash and cash equivalents in Assets held for sale reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2023	2022	2021
Cash and cash equivalents	$2,602	$1,104	$902
Restricted cash included in Other current assets	21	26	3
Cash and cash equivalents in Assets held for sale	—	22	—
Total	$2,623	$1,152	$905

Trade Accounts Receivable—Trade accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short-term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
Bunge records and reports accrued interest receivable within the same line item as the related trade accounts receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.
Secured Advances to Suppliers—Secured advances to suppliers are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Secured advances to suppliers are expected to be settled through delivery of non-cash assets and as such, allowances are established when collection is not probable. Bunge establishes an allowance for secured advances to suppliers, generally farmers and resellers of grain, based on historical experience, farming economics and other market conditions, as well as specific supplier collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when Bunge has determined that collection is unlikely.
Secured advances to suppliers bear interest at contractual rates that reflect current market interest rates at the time of the transaction. There are no deferred fees or costs associated with these receivables. As a result, there are no imputed interest amounts to be amortized under the interest method. Interest income is calculated based on the terms of the individual agreements and is recognized on an accrual basis.
Bunge follows accounting guidance on the disclosure of the credit quality of financing receivables and the allowance for credit losses, which requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Under this guidance, a class of receivables is considered impaired, based on current information and events, if Bunge determines it probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the borrower defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, primarily including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets, and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
Inventories other than RMI are stated at the lower of cost or net realizable value by inventory product class. Cost is determined primarily using the weighted-average cost method.
Fair Value Measurements—Bunge determines fair value based on the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its RMI, derivatives, and certain other assets based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The fair value standard describes three levels within its hierarchy that may be used to measure fair value:

Level	Description	Financial Instrument (Assets / Liabilities)
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities.	Exchange traded derivative contracts. Marketable securities in active markets.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 2	Observable inputs, including adjusted Level 1 quotes, quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.	Exchange traded derivative contracts (less liquid market).

Readily marketable inventories.

Over-the-counter ("OTC") commodity purchase and sale contracts.

OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Marketable securities in less active markets.
Level 3	Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.	Assets and liabilities whose value is determined using proprietary pricing models, discounted cash flow methodologies or similar techniques.

Assets and liabilities for which the determination of fair value requires significant management judgment or estimation.
Based on historical experience with Bunge’s suppliers and customers, Bunge’s own credit risk, and knowledge of current market conditions, Bunge does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.
In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy. Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.
Bunge’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.
The majority of Bunge's exchange-traded agricultural commodity futures are settled daily, generally through its clearing subsidiary, and therefore such futures are not included in the assets and liabilities that are accounted for at fair value on a recurring basis.
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate exposure to market variables (see Note 16- Derivative Instruments and Hedging Activities). Additionally, commodity contracts relating to forward sales of commodities primarily in the Company’s Agribusiness segment, including but not limited to soybeans, soybean meal and oil, corn, and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
Generally, derivative instruments are recorded at fair value in Other current assets or Other current liabilities in Bunge's consolidated balance sheets. For derivatives designated as hedges, Bunge assesses at the inception of the hedge whether any such derivatives are highly effective in offsetting changes in the hedged items and, on an ongoing basis, qualitatively monitors whether that assertion is still met. The changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive loss and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments and non-derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. When using forward derivative contracts as hedging instruments in a net investment hedge, all changes in the fair value of the derivative are recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets.
Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable debt securities and short-term investments as available-for-sale, held-to-maturity, or held-for-trading. Available-for-sale debt securities are reported at fair value with unrealized gains (losses) included in Accumulated other comprehensive loss. Held-to-maturity debt investments represent financial assets in which Bunge has the intent and ability to hold to maturity and are reported at amortized cost. Debt

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
trading securities and all equity securities are recorded at fair value and are bought and held principally for selling them in the near term and therefore held for only a short period of time, with all gains (losses) included in Net income. Bunge monitors its held-to-maturity investments for impairment periodically and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.
Recoverable Taxes—Recoverable taxes include value-added taxes paid upon the acquisition of raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes or other taxes owed by Bunge, primarily in Brazil and Europe. These recoverable tax payments are included in Other current assets or Other non-current assets based on their expected realization. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation. Major improvements that extend either the life, capacity, efficiency, or improve the safety of an asset are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the future retirement of capitalized assets are capitalized as part of the cost of the related asset. Bunge capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Interest costs on borrowings during construction/completion periods of major capital projects are also capitalized.
Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows:

Years
Buildings	10 - 50
Machinery and equipment	3 - 25
Furniture, fixtures and other	3 - 20
Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired in a business acquisition. Goodwill is not amortized but is tested annually for impairment, or between annual tests if events or circumstances indicate potential impairment. Bunge's annual impairment testing is generally performed during the fourth quarter of its fiscal year.
Goodwill is tested for impairment at the reporting unit level, which has been determined to be the Company's operating segments or one level below the operating segments in certain instances (see Note 8- Goodwill).
Other Intangible Assets—Finite-lived intangible assets primarily include trademarks, customer relationships and lists, port facility usage rights, licenses and patents that are amortized on a straight-line basis over their contractual or legal lives, or their estimated useful lives where such lives are not determined by law or contract (see Note 9- Other Intangible Assets).
Impairment of Property, Plant and Equipment and Finite-Lived Intangible Assets—Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits, and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below the asset's carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in Cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in Selling, general and administrative expenses ("SG&A") in the consolidated statements of income (see Note 10- Impairments).
Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Investments in Affiliates—Bunge has investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and Bunge's intent and ability to hold the

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investment for a period of time sufficient to allow for recovery of the fair value (see Note 10- Impairments and Note 11- Investments in Affiliates and Variable Interest Entities).
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging ("ASC 815"), and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Additional information about the Company’s revenues can be found in Note 27- Segment Information.
Revenue from commodity contracts (ASC 815)—Revenue from commodity contracts primarily relates to forward sales of commodities including, but not limited to soybeans, soybean meal and oil, corn, and wheat accounted for as derivatives at fair value under ASC 815, primarily in the Company’s Agribusiness segment. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g., the price of soybeans), a notional amount (e.g., metric tons), no initial net investment, and can be net settled since the commodity is readily convertible to cash. Bunge generally does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts. Certain of the Company’s sales in its Refined and Specialty Oils and Milling segments also qualify as derivatives, primarily sales of commodities like bulk soybean and canola oil.
Revenue from commodity contracts is recognized in Net sales for the contracted amount when the contracts are settled at a point in time by transferring control of the commodity to the customer, similarly to revenue recognized from contracts with customers under ASC 606. From inception through settlement, these forward sales arrangements are recorded at fair value under ASC 815 with unrealized gains and losses recognized in Cost of goods sold and carried on the consolidated balance sheets as current assets (see Note 6- Other Current Assets) or current liabilities (see Note 13- Other Current Liabilities), respectively. Further information about the fair value of these contracts is presented in Note 15- Fair Value Measurements.
Revenue from contracts with customers (ASC 606)—Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Company's Refined and Specialty Oils and Milling segments through the sale of refined edible oil-based products such as packaged vegetable oils, shortenings, margarines, and mayonnaise; milled grain products such as wheat flours, bakery mixes, and corn-based products; and fertilizer products. These sales are accounted for under ASC 606 as these sales arrangements do not meet the criteria to be considered derivatives under ASC 815. These revenues are measured based on consideration specified in a contract with a customer and exclude sales taxes, discounts related to promotional programs, and amounts collected on behalf of third parties. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards transfer to the customer. Sales terms provide for transfer of title either at the time and point of shipment or at the time and point of delivery and acceptance of the product being sold. In contracts that do not specify the timing of transfer of legal title or transfer of significant risks and rewards of ownership, judgment is required in determining the timing of transfer of control. In such cases, the Company considers standard business practices and the relevant laws and regulations applicable to the transaction to determine when legal title or the significant risks and rewards of ownership are transferred.
The transaction price is generally allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Variable consideration is generally known upon satisfaction of the performance obligation.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, which are collected by the Company from a customer, are excluded from revenue.
Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of goods sold.
Warranties provided to customers are primarily assurance-type warranties on the fitness of purpose and merchantability of the Company’s goods and services. The Company does not provide service-type warranties to customers.
Payment is generally due at the time of shipment or delivery, or within a specified time frame after shipment or delivery, which is generally 30-60 days. The Company’s contracts generally provide customers the right to reject any products that do not meet agreed quality specifications. Product returns and refunds are not material.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, the Company recognizes revenue in the Agribusiness segment from ocean freight and port services over time, as the related services are performed. Performance obligations are typically completed within a fiscal quarter and any unearned revenue or accrued revenues are not material.
Share-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 25- Share-based Compensation). Bunge accounts for share-based compensation based on the grant date fair value. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.
Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. The provision for income taxes includes income taxes currently payable and deferred income taxes resulting from temporary differences between the carrying amounts of existing assets and liabilities in Bunge's consolidated financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if current evidence indicates that it is not "more likely than not" that the deferred tax asset will be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in Income tax expense in the consolidated statements of income (see Note 14- Income Taxes).
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $35 million, $33 million, and $33 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Governmental Assistance—Government grants are accounted for by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, and are recognized at fair value when there is reasonable assurance that the established conditions will be met and the benefit will be received. Benefits are recognized either as a reduction of taxes payable or a credit in earnings.
Bunge qualifies for business incentives from governmental entities at various localities in which the Company operates. These programs primarily consist of tax incentives and cash grants designed to promote regional social and economic development or to incentivize production of clean energy.
Regional social and economic development—Bunge receives tax credits from foreign state governments on the sale of eligible products. The program is valid through 2032 and contains recapture features if Bunge fails to meet program requirements, including job creation and production levels. For the years ended December 31, 2023 and December 31, 2022, Bunge recorded program tax credits of $176 million and $205 million in Net sales in the consolidated statements of income. At December 31, 2023 and December 31, 2022, Bunge recognized a $13 million and $17 million reduction to Other current liabilities in the consolidated balance sheets related to benefits not yet realized, respectively.
Clean energy—Bunge receives cash grants from a governmental agency from the sale of clean energy. The program is valid through 2032 and contains recapture features if the Company does not follow program production efficiency requirements. For the years ended December 31, 2023 and December 31, 2022, Bunge recorded program related cash grants of $24 million and $19 million in Cost of goods sold in the consolidated statements of income, respectively. At December 31, 2023 and December 31, 2022, Bunge recognized $1 million in Trade accounts receivable and a $10 million reduction to Trade accounts payable, respectively, in the consolidated balance sheets related to benefits not yet realized.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting designed to ease the financial reporting burden related to reference rate reform. In December 2022, the FASB subsequently issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to ensure the relief in Topic 848 covers the period of time during which a significant number of modifications to eligible contracts and hedging relationships may take place. The ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2023, Bunge has concluded the modification of all eligible contracts and the adoption of this guidance did not have a material impact on Bunge's consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker ("CODM"), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Viterra Limited Business Combination Agreement
On June 13, 2023, Bunge Limited entered into a definitive business combination agreement (the "Business Combination Agreement") with Viterra Limited ("Viterra") and its shareholders including certain affiliates of Glencore PLC, Canada Pension Plan Investment Board, and British Columbia Investment Management Corporation (collectively, the "Sellers"), to acquire Viterra in a stock and cash transaction (the "Acquisition"). Bunge shareholders approved the Acquisition at the Extraordinary General Meeting held October 5, 2023. The Acquisition of Viterra by Bunge will create an innovative global agribusiness company well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $6.6 billion as of December 31, 2023 and receive approximately $2.0 billion in cash (collectively the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
In connection with the execution of the Business Combination Agreement, Bunge has secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration, and the remainder for repayment of certain indebtedness of Viterra, which is expected to be repaid at closing and for the ongoing operations of the combined company following closing. See Note 18- Long-term Debt for further information.
The Acquisition is anticipated to close as early as mid-2024, subject to the satisfaction of regulatory approvals and other customary closing conditions. The Business Combination Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, on June 12, 2023, in contemplation of the Business Combination Agreement, Bunge Limited's Board of Directors approved a $1.7 billion expansion of the existing share repurchase program for the repurchase of Bunge's issued and outstanding shares. Approximately $300 million remained outstanding under the existing program prior to the expansion of the program, resulting in an aggregate remaining program size of up to $2.0 billion of repurchases of Bunge's issued and outstanding shares. Under this program, Bunge repurchased 5,407,861 shares for $600 million during the year ended December 31, 2023. Therefore, as of December 31, 2023, $1.4 billion remains outstanding for repurchases under the program. See Note 23- Equity for further details on share repurchases.
Espaçogrãos Grain Elevators
On November 30, 2023, Bunge entered into purchase and sale agreements with Espaçogrãos to acquire three grain elevators and related assets ("Silos") for total cash consideration of approximately $85 million, inclusive of $35 million of advance payments expected prior to the close. Advance payments are refundable under certain conditions, including in the event closing does not occur. The Silos are located in the Brazilian cities of Nova Mutum, Matupa and Alta Floresta. The asset acquisitions are expected to close separately per each agreement in 2024 and 2025, subject to certain closing conditions.
CJ Latam and Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, "CJ") for a total cash consideration of approximately $510 million to be adjusted for net debt, plus an additional sum in consideration for the value of net working capital. Operations of CJ primarily consist of an oilseed processing facility located in Brazil. Bunge expects to finance the transaction through cash from operations and existing financing facilities. The acquisition is expected to close in mid-2024, subject to customary closing conditions.
Fuji Oils New Orleans, LLC Port Based Refinery
On April 14, 2023, Bunge, through its 80% ownership of Bunge Loders Croklaan joint venture with IOI Corporation Berhad, completed its purchase of Fuji Oils New Orleans, LLC's port based refinery. The refinery is located in International-Matex Tank Terminals' Avondale Terminal, in Avondale, Louisiana in the United States. Cash consideration for the asset acquisition of $181 million was allocated to Property, plant and equipment, net ($220 million), inclusive of a finance lease right of use asset ($52 million), long-term finance lease obligations ($41 million) included in Long-term debt and Current portion of long-term debt, and other net working capital ($2 million).
Dispositions
Russian Oilseed Processing and Refining Operations Disposition
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia (referred to as the "disposal group"), to Karen Vanetsyan (the "Buyer"), in exchange for a cash price approximately equal to the book value of the disposal group's net assets. On January 9, 2023, Bunge and the Buyer agreed to a purchase price adjustment. The purchase price adjustment and cumulative translation adjustment losses, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $103 million, recognized in Cost of goods sold for the year ended December 31, 2022. On February 3, 2023, the transaction closed in accordance with the terms of the agreement with no material impact to the consolidated statement of income for the year ended December 31, 2023.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the transaction, Bunge agreed to indemnify the Buyer against certain legal claims involving Bunge's Russian subsidiary. Management has assessed the likelihood of any loss related to claims covered by the indemnity as remote, and recognized a liability in accordance with Accounting Standards Codification ("ASC") 460, Guarantees. See Note 21- Commitments and Contingencies for more information.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group at the closing date. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets included in the disposal group comprised $12 million and $21 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively. Liabilities included in the disposal group comprised $6 million and $13 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively.

(US$ in millions)
Cash and cash equivalents	$19
Trade accounts receivable (less allowances of zero)	15
Inventories	33
Other current assets	14
Property, plant and equipment, net	24
Goodwill & Other intangible assets, net	10
Other non-current assets	8
Impairment reserve	(90)
Total assets	$33

Trade accounts payable and accrued liabilities	$3
Other current liabilities	16
Total liabilities	$19
Mexico Wheat Milling Disposition
On October 12, 2021, Bunge entered into an agreement to sell substantially all of its wheat milling business in Mexico in exchange for cash proceeds approximately equal to the book value of property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital to be transferred upon closing. Additionally, cumulative translation adjustments, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $170 million, recognized in Cost of goods sold for the year ended December 31, 2021. The Company also incurred a $30 million tax expense in connection with the disposal. On September 14, 2022, the transaction closed in accordance with the terms of the agreement.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Milling segment:

(US$ in millions)
Trade accounts receivable	$73
Inventories	187
Other current assets	7
Property, plant and equipment, net	164
Operating lease assets	2
Goodwill & Other intangible assets, net	86
Impairment reserve	(170)
Total assets	$349

Trade accounts payable	$13
Current operating lease obligations	1
Other current liabilities	5
Total liabilities	$19
US Grain Disposition
On April 21, 2020, Bunge announced that it had entered into an agreement to sell a portfolio of interior grain elevators located in the United States. On July 9, 2021, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $298 million in consideration for the book value of property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital transferred on the date of closing, resulting in a gain on sale of $158 million recognized in Other (expense) income—net, for the year ended December 31, 2021.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Agribusiness segment:

(US$ in millions)
Inventories	$111
Other current assets	155
Property, plant and equipment, net	128
Operating lease assets	6
Goodwill	6
Total assets	$406

Trade accounts payable	$43
Current operating lease obligations	1
Other current liabilities	6
Non-current lease obligations	5
Total liabilities	$55
Rotterdam Oils Refinery Disposition
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands. Bunge is leasing back the facility from the buyer in a phased transition through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, closed during the first quarter of 2021. The Company recorded a gain of $219 million on the sale, including the noncontrolling

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interest portion, which was recorded within Other (expense) income—net, in the consolidated statement of income for the year ended December 31, 2021.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Refined and Specialty Oils segment:

(US$ in millions)
Other current assets	$3
Property, plant and equipment, net	94
Operating lease assets	6
Total assets	$103

Current operating lease obligations	$1
Other current liabilities	5
Deferred income taxes	7
Non-current lease obligations	5
Total liabilities	$18
Mexico Oils Facility Disposition
During 2021, Bunge completed the sale of its oils packaging facility in Queretaro, Mexico. The transaction primarily includes the location's property, plant and equipment and related processes. The Company recorded a gain of $19 million on the sale, which was recorded within Other (expense) income—net in the consolidated statement of income.
The following table presents the book values of the major classes of assets included in the disposal group, reported under the Refined and Specialty Oils segment:

(US$ in millions)
Property, plant and equipment, net	$7
Goodwill	1
Total assets	$8

3. TRADE STRUCTURED FINANCE PROGRAM
The Company engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which Bunge generally obtains U.S. dollar and foreign currency denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, and time deposits denominated in U.S. dollars and foreign currencies, as well as foreign exchange forward contracts, in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
For the years ended December 31, 2023, 2022 and 2021, net returns from these activities were $36 million, $32 million, and $31 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying consolidated statements of income. As of December 31, 2023 and 2022, time deposits and LCs of $6,880 million and $5,901 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2023 and 2022, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.77% and 3.46%, respectively. During the years ended December 31, 2023, 2022 and 2021, total net proceeds from issuances of LCs were $6,730 million, $5,826 million and $6,522 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of December 31, 2023 and 2022. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's consolidated balance sheets as of December 31, 2023 and 2022 are included in Note 16- Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the years ended December 31, 2023, 2022 and 2021.

4. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable are as follows:

	Twelve Months Ended December 31, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	71	—	71
Recoveries	(57)	(2)	(59)
Write-offs charged against the allowance	(2)	(13)	(15)
Transfers	—	—	—
Foreign exchange translation differences	2	1	3
Allowance as of December 31, 2023	$104	$32	$136
(1)Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Twelve Months Ended December 31, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	65	1	66
Recoveries	(39)	(1)	(40)
Write-offs charged against the allowance	(24)	(3)	(27)
Transfers(2)	4	—	4
Foreign exchange translation differences	(1)	2	1
Allowance as of December 31, 2022	$90	$46	$136
(1)Long-term portion of the allowance for credit losses is included in Other non-current assets.
(2)Transfers represent an increase in the allowance on owned receivables resulting from the repurchase of receivables previously included in the trade receivables securitization program as a result of the November 16, 2022 amendment described below.
Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers"). Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 18, 2023, Bunge and certain of its subsidiaries amended the Program which increased its aggregate size by $400 million to an aggregate of $1.5 billion and increased the size of the accordion feature by $750 million to $1 billion. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on December 17, 2024, with a feature that permits Bunge to request 364-day extensions. In addition, the December 18, 2023 amendment revised the premiums or discounts to such applicable margin tied to certain sustainability criteria, including, but not limited to, science-based targets ("SBTs") that define Bunge’s climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.
As the result of a June 21, 2023 Program amendment, Bunge Limited’s obligations as existing guarantor were automatically assigned to Bunge Global SA as successor guarantor, effective on November 1, 2023 following the completion of the Redomestication (see Note 1 - Nature of Business, Basis of Presentation, and Significant Accounting Policies).
The Program’s current pledge structure results from a November 16, 2022 amendment which replaced the existing deferred purchase price ("DPP") structure. Under the new structure, Bunge Securitization B.V. ("BSBV"), a consolidated bankruptcy remote special purpose entity, transfers certain trade receivables to the Purchasers in exchange for a cash payment up to the aggregate size of the Program. Bunge also retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s consolidated statements of cash flows.
At November 16, 2022, the effective date of the amended Program, $741 million of sold receivables were repurchased through a non-cash investing exchange of the DPP. As of December 31, 2023, the Company had collected a total of $733 million of repurchased receivables, including $87 million collected in the year ended December 31, 2023, which are reported as Proceeds from beneficial interest in securitized trade receivables under investing activities in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2023	2022
Receivables sold which were derecognized from Bunge's balance sheet	$1,230	$1,100
Receivables pledged to the administrative agent and included in Trade accounts receivable	$343	$583
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2023	2022	2021
Gross receivables sold	$11,669	$17,248	$14,648
Proceeds received in cash related to transfer of receivables (1)	$11,615	$16,340	$14,018
Cash collections from customers on receivables previously sold	$11,539	$17,450	$14,230
Discounts related to gross receivables sold included in SG&A	$54	$23	$7
(1)Prior to November 16, 2022, the Company recognized these proceeds net of the DPP, consisting of a receivable from the Purchasers that entitled the Company to certain collections on the receivable. The Company recognized the collection of the DPP in net cash provided by investing activities in the consolidated statements of cash flows. As a result of the November 16, 2022 amendment, Bunge will report collections on newly originated, unsold receivables held by BSBV as operating cash flows in the consolidated statements of cash flows.
Non-cash activity for the Program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVENTORIES
Inventory by segment consists of the following:

	December 31,
(US$ in millions)	2023	2022
Agribusiness	$5,830	$6,756
Refined and Specialty Oils	1,096	1,316
Milling	175	332
Corporate and Other	4	4
Total	$7,105	$8,408
RMI by segment consists of the following:

	December 31,
(US$ in millions)	2023	2022
Agribusiness(1)	$5,519	$6,286
Refined and Specialty Oils	302	271
Milling	16	97
Corporate and Other	—	—
Total	$5,837	$6,654
(1)Assets held for sale includes RMI of zero and $26 million at December 31, 2023 and 2022, respectively. The Company engages in trading and distribution, or merchandising activities. Included in RMI is $4,242 million and $4,789 million attributable to merchandising activities at December 31, 2023 and 2022, respectively.
6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2023	2022
Unrealized gains on derivative contracts, at fair value	$1,481	$1,597
Prepaid commodity purchase contracts (1)	320	254
Secured advances to suppliers, net (2)	462	365
Recoverable taxes, net	378	365
Margin deposits	618	791
Marketable securities and other short-term investments (3)	105	119
Income taxes receivable	54	102
Prepaid expenses	346	376
Restricted cash	21	26
Other	265	386
Total	$4,050	$4,381

(1)Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 20- Related Party Transactions.
(2)Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers' production costs, primarily to secure the origination of soybeans for Bunge's soybean processing facilities in Brazil.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The balance includes certain advance payments on contracts with various unconsolidated investees see Note 20- Related Party Transactions. Bunge does not bear any of the costs or operational risks associated with growing the related crops. The ability of Bunge's counterparties to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are in turn affected by commodity prices, currency exchange rates, crop input costs, and crop quality and yields. As a result, the advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold.
The secured advances to suppliers are reported net of allowances of $8 million and $7 million at December 31, 2023 and December 31, 2022, respectively. Bunge periodically evaluates the collectability of Bunge’s suppliers receivables and records allowances if Bunge determines that collection is doubtful. Bunge bases the Company’s determination of the allowance on analyses of the credit quality of individual accounts, also considering the economic and financial condition of the farming industry and other market conditions, as well as the value of any collateral related to amounts owed. Bunge continuously reviews defaulted supplier receivables for impairment on an individual account basis. Bunge considers all accounts in legal collection processes to be defaulted and past due. For such accounts, Bunge determines the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), Bunge considers changes in farm economic conditions and other market conditions, Bunge’s historical experience related to renegotiated accounts, and the fair value of collateral in determining the allowance for doubtful accounts.
Interest earned on secured advances to suppliers of $25 million, $22 million, and $26 million, for the years ended December 31, 2023, 2022, and 2021, respectively, is included in Net sales in the consolidated statements of income.
(3) Marketable securities and other short-term investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.

	December 31,
(US$ in millions)	2023	2022
Foreign government securities	$39	$68
Equity securities	28	23
Other	38	28
Total marketable securities and other short-term investments	$105	$119
As of December 31, 2023 and 2022, $67 million and $89 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the years ended December 31, 2023, 2022, and 2021, unrealized gains/(losses) of zero, $(140) million, and $47 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at December 31, 2023, 2022, and 2021.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following:

	December 31,
(US$ in millions)	2023	2022
Land	$399	$342
Buildings	1,909	1,752
Machinery and equipment	5,262	4,576
Furniture, fixtures and other	640	583
Construction in progress	1,017	583
Gross book value	9,227	7,836
Less: accumulated depreciation and depletion	(4,686)	(4,219)
Property, plant and equipment, net	$4,541	$3,617
Bunge's paid and accrued capital expenditures amounted to $1,192 million, $593 million, and $437 million during the years ended December 31, 2023, 2022, and 2021, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $19 million, $3 million, and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation and depletion expense was $390 million, $363 million, and $376 million for the years ended December 31, 2023, 2022, and 2021, respectively.

8. GOODWILL
Bunge generally performs its annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or the sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) validates changes, if any, to its reporting units with goodwill balances; (2) allocates goodwill to its reporting units to which acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units; (4) estimates the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compares the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, the Company recognizes an impairment charge for such amount, not to exceed the total amount of goodwill allocated to that reporting unit.
Critical estimates in the determination of fair value under both the income and market approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying value of goodwill by segment for the years ended December 31, 2023 and 2022 are as follows:

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2022	$203	$292	$85	$—	$580
Disposals	—	—	—	—	—
Foreign currency translation	8	8	4	—	20
Balance at December 31, 2023	211	300	89	—	600

Accumulated impairment losses:
Balance at December 31, 2022	(2)	(105)	(3)	—	(110)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	(1)	—	—	(1)
Balance at December 31, 2023	(2)	(106)	(3)	—	(111)

Net carrying value at December 31, 2023	$209	$194	$86	$—	$489

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2021	$210	$313	$81	$—	$604
Reclassification to assets held for sale(1)	(3)	—	—	—	(3)
Disposals	—	—	—	—	—
Foreign currency translation	(4)	(21)	4	—	(21)
Balance at December 31, 2022	203	292	85	—	580

Accumulated impairment losses:
Balance at December 31, 2021	(2)	(115)	(3)	—	(120)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	10	—	—	10
Balance at December 31, 2022	(2)	(105)	(3)	—	(110)

Net carrying value at December 31, 2022	$201	$187	$82	$—	$470

(1)During the year ended December 31, 2022, the Company announced it had entered into an agreement to sell its operations in Russia. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. Refer to Note 2- Acquisitions and Dispositions for details.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. OTHER INTANGIBLE ASSETS
Other intangible assets, net are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2023	2022
Gross carrying amount:
Trademarks/brands	$156	$151
Licenses	102	10
Port rights	68	63
Customer relationships	299	293
Patents	131	128
Other	37	41
	793	686
Accumulated amortization:
Trademarks/brands	(122)	(90)
Licenses	(10)	(10)
Port rights	(21)	(17)
Customer relationships	(133)	(110)
Patents	(86)	(73)
Other	(23)	(26)
	(395)	(326)
Other intangible assets, net	$398	$360
Amortization expense was $61 million, $41 million, and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future amortization expense is as follows: $38 million for 2024; $39 million for 2025; $38 million for 2026; $38 million for 2027; and $31 million for 2028.
During the year ended December 31, 2023, the Company discontinued its use of several trademarks, primarily consisting of trademarks acquired in Bunge's 2018 acquisition of Loders Croklaan. The discontinuation triggered a reassessment of the trademarks' estimated useful lives resulting in accelerated amortization through December 31, 2023. For the year ended December 31, 2023, accelerated amortization expense of $21 million was recorded to SG&A expenses within the Refined and Specialty Oils segment. For the year ended December 31, 2023, Net income attributable to Bunge included $12 million of expense (net of $5 million in tax expense) and Net income attributable to noncontrolling interests and redeemable noncontrolling interests included $3 million of expense (net of $1 million in tax expense) related to accelerated amortization.
During the year ended December 31, 2022, the Company announced it had entered into an agreement to sell its remaining Russian operations. As a result of this transaction, $7 million of Other intangible assets, net have been transferred to Assets held for sale as of December 31, 2022. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. Refer to Note 2- Acquisitions and Dispositions for details.
10. IMPAIRMENTS
For the year ended December 31, 2023, Bunge recorded a pre-tax fixed asset impairment charge of $37 million in Cost of goods sold associated with a North America facility. The impairment charge was recorded to the Agribusiness segment. Bunge also recorded two impairment charges to Corporate and Other. First, a $20 million impairment charge, in Other Income (expense) - net, related to the full impairment of a long-term investment held in Other non-current assets. Second, Bunge recorded an impairment charge of $16 million in Income from affiliates associated with one of its equity method investments, see Note 11- Investments in Affiliates and Variable Interest Entities for further details.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2022, Bunge recorded a pre-tax impairment charge of $103 million, in Cost of goods sold, related to the classification of our Russian operations as held-for-sale (see Note 2- Acquisitions and Dispositions) as well as $2 million related to damaged sustained to the Company's Mykolaiv port facility in Ukraine as a result of the Ukraine-Russia war. The charge was recorded as $42 million charge to the Agribusiness segment, $52 million charge to the Refined and Specialty Oils segment, and the remaining portion of the impairment charge was recorded to Corporate and Other. Bunge also recorded impairment charges of $53 million in Income from affiliates associated with two of its equity method investments, see Note 11- Investments in Affiliates and Variable Interest Entities for further details. The impairment charge was recorded to Corporate and Other.
For the year ended December 31, 2021, Bunge recorded a pre-tax impairment charge of $170 million, in Cost of goods sold, related to the classification of our Mexican wheat milling business as held-for-sale (see Note 2- Acquisitions and Dispositions). The charge was recorded in the Milling segment. This transaction was completed during the third quarter of 2022. Bunge also recorded pre-tax impairment charges of $50 million, which includes $15 million attributable to noncontrolling interests, in Cost of goods sold, related to an oils facility in China. The charge was recorded in the Refined and Specialty Oils segment.
11. INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within Income from affiliates, in the consolidated statements of income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the lives of the related assets that gave rise to them. At December 31, 2023 and 2022, the aggregate of all basis differences was a credit of $56 million, including $95 million of amortizable basis difference, and $114 million, including $113 million of amortizable basis difference, respectively, primarily associated with BP Bunge Bioenergia. Certain significant equity method investments at December 31, 2023 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A. - Bunge has a 37% ownership interest in an agribusiness company in Brazil that complements its grain origination business.
Agrofel Grãos e Insumos. - Bunge has a 30% ownership interest in an agricultural inputs reseller in Brazil that complements its soybean origination business.
Complejo Agroindustrial Angostura S.A. ("CAIASA") - Bunge has a 33% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company and Aceitera General Deheza S.A. ("AGD") in Paraguay.
CoverCress Inc. - Bunge has a 22% ownership interest in a company that has developed a novel low carbon-intensity winter oilseed crop called CoverCress™.
G3 Global Holding GP Inc. - Bunge has a 25% ownership interest in G3 Global Holding GP Inc., a joint venture with Saudi Agricultural and Livestock Investment Company ("SALIC") that operates grain facilities in Canada.
Hosemillas Holdings S.A ("Hosemillas") - Bunge has a 20% ownership interest in a Uruguay holding company with operations and subsidiaries located in South America, including Brazil, Paraguay, Argentina, and Uruguay. Operations primarily focus on the processing and marketing of seeds as well as developing technology for genetic improvements of seeds.
Navegações Unidas Tapajós S.A. ("Tapajos") - Bunge has a 50% ownership interest in Tapajos, a joint venture with Amaggi Exportaçao E Importaçao to operate inland waterway transportation between the municipalities of Itaituba and Barcarena, Brazil. The Tapajos complex is mainly dedicated to exporting soybeans and grains from Brazil.
Sinagro Produtos Agropecuários S.A. ("Sinagro") - Bunge has a 33% ownership interest in a Brazilian distributor of agricultural inputs and originator of grains that complements Bunge's grain origination business.
Terminais do Graneis do Guaruja ("TGG") - Bunge has a 57% ownership interest in TGG, a joint venture with Amaggi International Ltd. to operate a port terminal in Santos, Brazil, for the reception, storage and shipment of solid bulk cargoes.
Terminal 6 S.A. and Terminal 6 Industrial S.A. - Bunge has a joint venture, Terminal 6 S.A., in Argentina with AGD for the operation of a port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with AGD, Terminal 6 Industrial S.A., which operates a crushing facility located adjacent to the port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.
Vietnam Agribusiness Holdings Ptd. Ltd ("VAH") - Bunge has a 50% ownership in VAH, with Wilmar International Limited ("Wilmar") owning the remaining 50%. VAH owns 100% of the shares of an oilseed processing facility in Vietnam.
Sugar and Bioenergy
BP Bunge Bioenergia - Bunge has a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP. BP Bunge Bioenergia is a leading company in the ethanol, biopower, and sugar market in Brazil.
ProMaiz - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the production of ethanol.
Corporate and Other
Australia Plant Proteins ("APP") - Bunge has a 22% ownership interest in a start-up manufacturer of novel protein ingredients in Australia that complements Bunge's existing businesses. See below for further details regarding impairment charges related to this investment in affiliate recorded during the years ended December 31, 2023 and December 31, 2022.
Merit Functional Foods Corp. ("Merit") - Bunge has a 29% ownership interest in a start-up manufacturer of novel protein ingredients in Canada that complements Bunge's existing businesses. During the year ended December 31, 2023, Merit was placed in receivership by the Canadian court. See below for further details regarding impairment charges recorded during the year ended December 31, 2022.
Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2023	2022
Current assets	$4,755	$4,257
Noncurrent assets	4,345	3,612
Total assets	$9,100	$7,869

Current liabilities	$3,590	$2,978
Noncurrent liabilities	2,344	2,150
Total liabilities	$5,934	$5,128

	Years ended December 31,
(US$ in millions)	2023	2022	2021
Net sales	$12,529	$11,268	$9,441
Gross profit	907	953	832
Net income (loss)	283	312	358
Impairments of Equity Method Investments
During the year ended December 31, 2022, the Company recorded total impairments of $53 million associated with its equity method and other equity investments in two start-up manufacturers of novel protein ingredients, Merit and APP. These impairments were determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. Impairment charges on both the equity method and other equity investments in Merit and APP were recorded to Income from affiliates within Corporate and Other.
Further, during the year ended December 31, 2023, the Company recorded an additional impairment of $16 million associated with APP to Income from affiliates within Corporate and Other. This impairment was determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. As a result of the impairments, there is no carrying value associated with the equity method investments in Merit and APP at December 31, 2023.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. The agreement requires Bunge to make future installment payments for the Option which will be utilized, in part, to fund terminal construction. Required installment payments prior to the exercise of the Option are not material and are expected to be applied against the exercise price of the Option. TGSC is a variable interest entity ("VIE") as a result of having insufficient equity at risk. Bunge is the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity. As all of TGSC’s equity is held by a third-party, Bunge reflects all TGSC earnings and equity as attributable to noncontrolling interests in the consolidated statements of income and consolidated balance sheets, respectively.
TGSC is not a business as defined by U.S. GAAP. Therefore, the non-cash transaction resulting in initial consolidation of TGSC in the third quarter of 2023 represents an asset acquisition. Positions recognized in the consolidated balance sheet upon initial consolidation consisted primarily of Other intangible assets, net - license ($87 million); Property, plant and equipment, net - construction-in-process ($36 million); Long-term debt ($35 million); and Noncontrolling interests ($91 million). Bunge did not recognize any gain or loss upon initial consolidation of TGSC. TGSC's assets can only be used to settle the entity’s own obligations and TGSC’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with TGSC at any given time.
On May 1, 2022, Bunge completed a transaction with Chevron to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks.
The Joint Venture is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of the Joint Venture as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by the Joint Venture, among other factors. The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s consolidated balance sheet as of December 31, 2023 and 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$606	$528
Trade accounts receivable	1	—
Inventories	76	85
Other current assets	146	98
Total current assets	829	711
Property, plant and equipment, net	196	65
Other intangible assets, net	91	—
Total assets	$1,116	$776

Current liabilities:
Trade accounts payable and accrued liabilities	$70	$81
Other current liabilities	143	85
Total current liabilities	213	166
Long-term debt	44	—
Other non-current liabilities	5	—
Total liabilities	$262	$166
Non-Consolidated Variable Interest Entities
Bunge holds investment interests in various entities, as described above, that are included in Investments in affiliates and Other non-current assets in the consolidated balance sheets. Certain of these investments, which are primarily reported in Bunge's Agribusiness segment and Corporate and Other, have been determined to be variable interest entities for which Bunge has determined it is not the primary beneficiary. Accordingly, these investments are not consolidated by Bunge. Bunge's exposure to loss related to these unconsolidated investments is $589 million and $472 million, respectively, as of December 31, 2023 and 2022. Bunge's exposure to loss primarily comprises Bunge's investments balance, third party guarantees, prepayments, and long term loans, assuming full loss of the investment balance and full payment of the guarantees regardless of the probability of such losses actually being incurred in accordance with US GAAP disclosure rules. See Note 21- Commitments and Contingencies.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2023	2022
Recoverable taxes, net (1)	$25	$59
Judicial deposits (1)	120	110
Other long-term receivables, net (2)	16	16
Income taxes receivable (1)	136	143
Long-term investments (3)	142	163
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	43	32
Unrealized gains on derivative contracts, at fair value	1	1
Other	124	95
Total	$615	$627

(1)A significant portion of these non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
(2)Net of allowances as described in Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program.
(3)As of December 31, 2023 and 2022, $12 million and $9 million, respectively, of long-term investments were recorded at fair value.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $13 million and $14 million at December 31, 2023 and 2022, respectively.
Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These Brazilian funds are held in judicial escrow related to certain legal proceedings pending resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable—Income taxes receivable include overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be used to settle future income tax obligations. Income taxes receivable in Brazil bear interest at the Selic rate.
Long-term investments—Long-term investments primarily comprise Bunge's noncontrolling equity investments in growth stage agribusiness and food companies held by Bunge Ventures.
Affiliate loans receivable—Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of more than one year.
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 20- Related Party Transactions. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6- Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2023 and 2022 was $88 million and $90 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023		December 31, 2022
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$30	$30	$40	$34
Renegotiated amounts	2	1	2	2
For which no allowance has been provided:
Legal collection process (1)	19	—	19	—
Renegotiated amounts (2)	5	—	7	—
Other long-term receivables (3)	18	—	—	—
Total	$74	$31	$68	$36

(1)All amounts in legal process are considered past due upon initiation of legal action.
(2)These renegotiated amounts are current on repayment terms.
(3)New advances expected to be realized through farmer commitments to deliver agricultural commodities in crop periods greater than twelve months from the balance sheet date. Such advances are reclassified from Other non-current assets to Other current assets in later periods depending on the expected date of their realization.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Year Ended December 31,
(US$ in millions)	2023	2022
Allowance as of January 1	$36	$36
Bad debt provisions	2	4
Recoveries	(5)	(6)
Write-offs	(6)	(1)
Transfers	1	1
Foreign currency translation	3	2
Allowance as of December 31	$31	$36
13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2023	2022
Unrealized losses on derivative contracts at fair value	$1,038	$1,570
Accrued liabilities	865	755
Advances on sales (1)	463	601
Income tax payable	238	156
Other	309	297
Total	$2,913	$3,379
(1)The Company records advances on sales when cash payments are received in advance of the Company's performance and recognizes revenue once the related performance obligation is completed. Advances on sales are impacted by the seasonality of Bunge's business, including the timing of harvests in the northern and southern hemispheres, and amounts at each balance sheet date will generally be recognized in earnings within twelve months or less.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES
Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities as well as tax agreements and treaties among these jurisdictions. Bunge's income tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates and Bunge's profitability in each tax jurisdiction.
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.
The components of Income before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	2021
United States	$1,180	$1,036	$754
Non-United States	1,871	1,030	1,811
Total	$3,051	$2,066	$2,565
The components of the Income tax expense are as follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	2021
Current:
United States	$218	$217	$169
Non-United States	497	290	501
	715	507	670
Deferred:
United States	46	29	10
Non-United States	(47)	(148)	(282)
	(1)	(119)	(272)
Total	$714	$388	$398

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliation of Income tax expense if computed at the U.S. federal income tax rate to Bunge's reported Income tax expense is as follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	2021
Income before income tax	$3,051	$2,066	$2,565
Income tax rate	21%	21%	21%
Income tax expense at the U.S. Federal tax rate	641	434	539
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	142	(75)	(99)
Valuation allowances	(30)	(21)	29
Fiscal incentives(1)	(76)	(65)	(83)
Foreign exchange on monetary items	(5)	31	21
Tax rate changes	18	12	(4)
Non-deductible expenses	40	51	38
Uncertain tax positions	20	(9)	33
Equity distributions, net	—	—	(4)
Inflation adjustments	(32)	(61)	(19)
Incremental tax on future distributions	25	30	(6)
State taxes	22	18	17
Impairment of Russian operations	—	25	—
Participation exemption - Loders Rotterdam sale	—	—	(53)
Swiss tax credits, net(2)	(90)	—	—
Other	39	18	(11)
Income tax expense	$714	$388	$398
(1)Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.
(2)During 2023, Bunge was granted tax credits in Switzerland that expire through 2032, and recorded a net benefit for the amount that Bunge believes is more likely than not to be realized prior to expiration.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$655	$717
Operating lease obligations	140	100
Employee benefits	47	46
Tax credit carryforwards	454	22
Inventories	19	10
Accrued expenses and other	238	247
Total deferred tax assets	1,553	1,142
Less valuation allowances	(590)	(269)
Deferred tax assets, net of valuation allowance	963	873
Deferred income tax liabilities:
Property, plant and equipment	323	283
Operating lease assets	143	99
Undistributed earnings of affiliates	12	16
Investments	12	10
Intangibles	100	118
Total deferred tax liabilities	590	526
Net deferred tax assets	$373	$347

As of December 31, 2023, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $1.7 billion, and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $100 million.
At December 31, 2023, Bunge's pre-tax loss carryforwards totaled $2.3 billion, of which $2.1 billion have no expiration, including loss carryforwards of $1.3 billion in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not allow consolidated tax filings. At December 31, 2022, Bunge's pre-tax loss carryforwards totaled $2.4 billion, of which $2.3 billion have no expiration, including loss carryforwards of $1.3 billion in Brazil. The decrease in pre-tax loss carryforwards from 2022 to 2023 is primarily attributable to the Company’s utilization of losses in certain jurisdictions during the year. The remaining tax loss carryforwards expire at various periods beginning in 2024 through the year 2043.
At December 31, 2023, Bunge’s tax credit carryforwards totaled $454 million, of which $440 million expire between 2029 and 2032, $10 million expire between 2024 and 2026, and $4 million have no expiration. At December 31, 2022, Bunge’s tax credit carryforwards totaled $22 million.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2023 and 2022, Bunge has recorded valuation allowances of $590 million and $269 million, respectively. The net increase of $321 million is primarily attributable to valuation allowance established on tax credits generated during the year where Bunge believes a portion of the deferred tax asset is more likely than not to be realized.
Unrecognized Tax Benefits—ASC 740, Income Taxes ("ASC 740") requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2023 and 2022, respectively, Bunge

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
had recorded unrecognized tax benefits of $68 million and $59 million in Other non-current liabilities in the consolidated balance sheets. During 2023, 2022 and 2021, respectively, Bunge recognized less than $1 million, $(7) million and $4 million of interest and penalty charges in Income tax expense in the consolidated statements of income. At December 31, 2023 and 2022, respectively, Bunge had recorded accrued interest and penalties of $10 million and $9 million in Other non-current liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows:

(US$ in millions)	2023	2022	2021
Balance at January 1,	$298	$329	$320
Additions based on tax positions related to the current year	13	20	14
Additions based on tax positions related to prior years	12	2	22
Reductions for tax positions of prior years (1)	(206)	(27)	—
Settlements with tax authorities	—	(9)	(2)
Expiration of statute of limitations	(5)	(1)	(3)
Foreign currency translation	9	(16)	(22)
Balance at December 31,	$121	$298	$329
(1)Reduction of tax position in Spain resulting from the conclusion of an appeals process. This decrease had no impact on the consolidated statement of income or the consolidated balance sheet as the position was not previously recognized under ASC 740.
Bunge believes that it is reasonably possible that approximately $8 million of its unrecognized tax benefits may be recognized by the end of 2024 as a result of a lapse of the statute of limitations.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States regions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities in significant tax regions:

Open Tax Years
North America	2015 - 2023
South America	2016 - 2023
Europe, Middle East, and Africa	2017 - 2023
Asia-Pacific	2012 - 2023
As of December 31, 2023, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2018 of approximately R$5.3 billion (approximately $1.1 billion) plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of R$12 million (approximately $3 million) as of December 31, 2023.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and is vigorously defending its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $655 million, $570 million and $531 million during the years ended December 31, 2023, 2022, and 2021, respectively.
During 2023, various countries enacted into law the global minimum tax provisions similar to the Pillar 2 Model Rules as previously approved by the Organization for Economic Cooperation and Development (the "OECD") / G20 Inclusive Framework on Base Erosion and Profit Shifting ("BEPS"). The global minimum tax rules provide for a global minimum corporate tax rate of 15%. Most notably for Bunge, the Netherlands and Switzerland enacted certain provisions in 2023. The Netherlands enacted an Income Inclusion Rule ("IIR") and Qualified Domestic Top Up Tax ("QDMTT"), effective for fiscal years beginning on or after December 31, 2023, and an Under Taxed Payments Rule ("UTPR"), effective for fiscal years beginning on or after December 31, 2024. Switzerland enacted a QDMTT, effective beginning January 1, 2024. As such, Bunge will be subject to the global minimum corporate tax rate in all of its jurisdictions beginning in 2024. Bunge does not expect a material impact in 2024.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, Trade accounts payable and Short-term debt are generally stated at their carrying value, which is a reasonable estimate of fair value. See Note 3- Trade Structured Finance Program for trade structured finance program, Note 12- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, Note 17- Short-term Debt and Credit Facilities for Short-term debt, Note 18- Long-term Debt for Long-term debt, and Note 19- Employee Benefit Plans for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
For a definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2023				December 31, 2022
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$149	$—	$464	$—	$81	$—	$81
Readily marketable inventories (Note 5)	—	5,175	662	5,837	—	6,268	412	6,680
Trade accounts receivable (1)	—	1	—	1	—	7	—	7
Unrealized gain on derivative contracts (2):
Interest rate	—	12	—	12	—	3	—	3
Foreign exchange	—	253	—	253	1	378	—	379
Commodities	198	737	88	1,023	136	763	101	1,000
Freight	80	—	—	80	80	—	—	80
Energy	114	—	—	114	128	2	—	130
Credit	—	—	—	—	—	5	—	5
Other (3)	40	39	—	79	33	40	27	100
Total assets	$747	$6,366	$750	$7,863	$378	$7,547	$540	$8,465
Liabilities:
Trade accounts payable (1)	$—	$591	$232	$823	$—	$513	$130	$643
Unrealized loss on derivative contracts (4):
Interest rate	1	273	—	274	—	344	—	344
Foreign exchange	—	223	—	223	1	461	—	462
Commodities	166	417	17	600	127	731	50	908
Freight	68	—	—	68	28	—	—	28
Energy	132	1	—	133	153	6	—	159
Credit	—	—	—	—	—	1	—	1
Total liabilities	$367	$1,505	$249	$2,121	$309	$2,056	$180	$2,545
(1)These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million and $1 million included in Other non-current assets at December 31, 2023 and 2022, respectively.
(3)Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $260 million and $332 million included in Other non-current liabilities at December 31, 2023 and 2022, respectively.
Cash equivalents —Cash equivalents primarily includes money market funds and commercial paper investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Cash equivalents with liquid prices are valued using prices from publicly available sources and classified as Level 1. Cash equivalents with less liquid prices are valued using third-party quotes or pricing models and classified as Level 2.
Readily marketable inventories—RMI reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where the Company's inventories are located. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.
If the Company used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ.
Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates and are classified within Level 2 or Level 3, as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
OTC derivative contracts include swaps, options, and structured transactions that are generally fair valued using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.
Marketable securities and investments—Comprise foreign government treasury securities, corporate debt securities, deposits, equity securities, and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes or internally developed models and classified as Level 2 or Level 3 as described below.
    Level 3 Measurements
The following relates to assets and liabilities measured at fair value on a recurring basis using Level 3 measurements. An instrument may transfer into or out of Level 3 due to inputs becoming either observable or unobservable.
Level 3 Measurements—Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Bunge's policy regarding the timing of transfers between levels is to record the transfers at the end of the reporting period.
Level 3 Readily marketable inventories and Trade accounts payable—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and Trade accounts payable relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sales contracts and contracted prices to value

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
freight, premiums and discounts in its contracts. Movements in the price of these unobservable inputs alone would not be expected to have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
Level 3 Derivatives—Level 3 derivative instrument fair value measurements utilizes both market observable and unobservable inputs. These inputs include commodity prices, price volatility, interest rates, volumes, and locations.
Level 3 Others—Primarily relates to marketable securities and investments valued using third-party quotes or pricing models with inputs based on similar securities adjusted to reflect management’s best estimate of the specific characteristics of the securities held by the Company. Such inputs represent a significant component of the fair value of the securities held by the Company, resulting in the securities being classified as Level 3.
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2023
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	988	(18)	32	—	1,002
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(1)	(1)
Purchases	5,336	—	(473)	—	4,863
Sales	(7,697)	—	—	(14)	(7,711)
Settlements	—	—	426	—	426
Transfers into Level 3	1,958	48	(113)	—	1,893
Transfers out of Level 3	(388)	(10)	50	(12)	(360)
Translation adjustment	53	—	(24)	—	29
Balance, December 31, 2023	$662	$71	$(232)	$—	$501
(1)Readily marketable inventories, derivatives, net, and trade accounts payable include gains/(losses) of $978 million, $(30) million and $32 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2023.
(2)Comprises the fair values of marketable securities and investments in Other current assets. Certain inputs to the valuation of these securities became observable during the year ended December 31, 2023, resulting in the remaining balance being transferred out of Level 3.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	$—	$151
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	665	81	52	—	798
Total gains and losses (realized/unrealized) included in Foreign exchange gains (losses)	—	—	—	(7)	(7)
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(86)	(86)
Purchases	4,487	—	(522)	—	3,965
Sales	(6,811)	—	—	—	(6,811)
Settlements	—	—	531	(100)	431
Transfers into Level 3	2,568	24	(434)	218	2,376
Transfers out of Level 3	(616)	(23)	230	—	(409)
Translation Adjustment	(86)	—	36	2	(48)
Balance, December 31, 2022	$412	$51	$(130)	$27	$360
(1)Readily marketable inventories, derivatives, net, and trade accounts payable, includes gains/(losses) of $724 million, $66 million and $47 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2022.
(2)Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the consolidated statements of income are $52 million in mark-to-market losses related to securities still held at December 31, 2022.

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of the hedges the Company enters into qualify for hedge accounting ("Hedge Accounting Derivatives") and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting ("Economic Hedge Derivatives"). As these derivatives impact the financial statements in different ways, they are discussed separately below.
Hedge Accounting Derivatives - The Company uses derivatives in qualifying hedge accounting relationships to manage certain of its interest rate, foreign currency, and commodity risks. In executing these hedge strategies, the Company primarily relies on the shortcut and critical terms match methods in designing its hedge accounting strategy, which results in little to no net earnings impact for these hedge relationships. The Company monitors these relationships on a quarterly basis and performs a quantitative analysis to validate the assertion that the hedges are highly effective if there are changes to the hedged item or hedging derivative.
Fair value hedges - These derivatives are used to hedge the effect of interest rate and currency exchange rate changes on certain long-term debt. Under fair value hedge accounting, the derivative is measured at fair value and the carrying value of hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. In other words, the earnings effect of an increase in the fair value of the derivative will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. For cross currency swaps, the changes in currency risk on the derivative are recognized in Foreign exchange gains (losses) - net, and the changes in interest rate risk are recognized in Interest expense. Changes in basis risk are held in Accumulated other comprehensive loss until realized through the coupon.
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings, at which time the change in value of the currency

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2024. Of the amount currently in Accumulated other comprehensive loss, $2 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards for which the currency risk is remeasured through Accumulated other comprehensive loss. For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies. The notional amount of the derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of the Company’s level of activity. The Company discloses derivative notional amounts on a gross basis.

(US$ in millions)	December 31, 2023	December 31, 2022	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$2,900	$3,753	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(260)	$(341)	$ Notional
Carrying value of hedged debt	$2,625	$3,394	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$—	$232	$ Notional
Cross currency swap - notional amount	$—	$232	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$54	$310	$ Notional
Foreign currency option - notional amount	$99	$108	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,112	$495	$ Notional
Economic Hedge Derivatives - In addition to using derivatives in qualifying hedge relationships, the Company enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
Interest rate derivatives are used to hedge exposures to the Company's financial instrument portfolios and debt issuances. The impact of changes in fair value of these instruments is primarily presented in Interest expense.
Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company's global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange gains (losses) - net when hedging monetary exposures.
Agricultural commodity derivatives are used primarily to manage exposures related to the Company's inventory and forward purchase and sales contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The Company uses derivative instruments referred to as forward freight agreements ("FFA") and FFA options to hedge portions of its current and anticipated ocean freight costs. The impact of changes in fair value of these instruments is presented in Cost of goods sold.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company uses energy derivative instruments to manage its exposure to volatility in energy costs. Hedges may be entered into for natural gas, electricity, coal and fuel oil, including bunker fuel. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The Company may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives to manage exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the volume of economic derivatives as of December 31, 2023 and December 31, 2022. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2023		2022		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$935	$(1,465)	$387	$(1,267)	$ Notional
Futures	$—	$(612)	$—	$(97)	$ Notional
Forwards	$416	$(416)	$—	$—	$ Notional
Options	$—	$(3)	$—	$—	$ Notional
Currency
Forwards	$8,808	$(10,356)	$9,819	$(9,682)	$ Notional
Swaps	$1,357	$(324)	$2,441	$(2,876)	$ Notional
Futures	$—	$(2)	$11	$—	$ Notional
Options	$5	$(5)	$—	$(102)	Delta
Agricultural commodities
Forwards	25,588,125	(34,163,143)	20,493,679	(27,766,763)	Metric Tons
Swaps	—	—	—	(1,864,262)	Metric Tons
Futures	—	(1,224,688)	—	(4,092,772)	Metric Tons
Options	29,420	(615,937)	1,025	(216,647)	Metric Tons
Ocean freight
FFA	—	(4,965)	—	(11,197)	Hire Days
Natural gas
Forwards	300	—	—	—	MMBtus
Swaps	778,436	—	1,460,190	—	MMBtus
Futures	12,715,588	—	5,250,393	—	MMBtus
Options	—	(2,923,438)	—	—	MMBtus
Electricity
Futures	—	(281,511)	—	—	Mwh
Swaps	—	—	22,987	(8,619)	Mwh
Energy - other
Swaps	202,716	—	175,784	—	Metric Tons
Futures	—	—	1,320,881	—	Metric Tons
Options	40,920	—	—	—	Metric Tons
Energy - CO2
Futures	675,000	—	—	(38,000)	Metric Tons
Options	400,000	—	—	—	Metric Tons
Other
Swaps and futures	$100	$(106)	$20	$(50)	$ Notional

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2023	2022	2021
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$8	$7	$2

Cost of goods sold
Hedge accounting	Foreign currency	1	5	—
Economic hedges	Foreign currency	437	396	(7)
	Commodities	462	(751)	(1,749)
	Other (1)	60	82	44
Total Cost of goods sold		$960	$(268)	$(1,712)

Selling, general & administrative
Hedge accounting	Foreign currency	$1	$(2)	$—

Interest expense
Hedge accounting	Interest rate	$(134)	$(33)	$30
Economic hedges	Interest rate	6	—	1
Total Interest expense		$(128)	$(33)	$31

Foreign exchange gains (losses) - net
Hedge accounting	Foreign currency	$(27)	$(30)	$(28)
Economic hedges	Foreign currency	28	115	64
Total Foreign exchange gains (losses) - net		$1	$85	$36

Other income (expense) - net
Economic hedges	Interest rate	$1	$2	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$3	$1	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(3)	$57	$2
Gains and losses on derivatives used as net investment hedges included in other comprehensive (loss) income during the period		$(99)	$(139)	$(16)

Amounts released from Accumulated other comprehensive loss during the period
Cash flow hedge of foreign currency risk		$(3)	$(8)	$(3)
(1)Other includes the results from freight, energy, and other derivatives.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, the impact of designated interest rate hedges, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2023 and 2022 was 8.36% and 15.53%, respectively.

	December 31,
(US$ in millions)	2023	2022
Commercial paper program	$—	$—
Revolving credit facilities	—	—
Short-term lines of credit, variable interest rates from 2.00% to 155.00% (3)	797	546
Total short-term debt (1) (2)	$797	$546
(1)Includes $179 million and $207 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 15.30% and 32.12% as of December 31, 2023 and December 31, 2022, respectively.
(2)Includes secured debt of $196 million and $54 million at December 31, 2023 and December 31, 2022, respectively.
(3)Variable interest rate range on short-term lines of credit as of December 31, 2023.
Prior to June 21, 2023, Bunge conducted most of its third party financing activities through a centralized financing structure that included a master trust (the "Bunge Master Trust"). On June 21, 2023, Bunge terminated the Bunge Master Trust in accordance with a termination and lien release agreement in order to simplify the legal framework around its capital structure. Post termination of the Bunge Master Trust, Bunge continues to conduct most of its third party financing activities centrally through 100% owned finance subsidiaries which carry full, unconditional guarantees of the parent company. In connection with the termination of the Bunge Master Trust, Bunge amended its existing credit agreements and related guarantees to remove all references and provisions related to the Bunge Master Trust, as well as made amendments to certain credit facilities as discussed further below.
Also on June 21, 2023, Bunge entered into an unsecured $1.1 billion 364-day revolving credit agreement (the "$1.1 Billion 2024 Credit Agreement") with a group of lenders, maturing on June 19, 2024. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 2024 Credit Agreement by an aggregate amount up to $250 million, subject to lender approval, pursuant to an accordion provision. Borrowings will bear interest at Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment and applicable margin as defined in the $1.1 Billion 2024 Credit Agreement. The $1.1 Billion 2024 Credit Agreement replaced an existing $1.1 billion 364-day revolving credit agreement scheduled to mature July 14, 2023. Bunge had no borrowings outstanding at December 31, 2023, and December 31, 2022, under the $1.1 Billion 2024 Credit Agreement and the predecessor agreement, respectively.
Further, on June 21, 2023, Bunge amended its $1.35 billion 5-year revolving credit agreement to increase total commitments under the facility to $1.95 billion (the "$1.95 Billion Credit Agreement"). Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.95 Billion Credit Agreement by an aggregate amount up to $1.5 billion pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a SOFR adjustment and applicable margin as defined in the $1.95 Billion Credit Agreement. Bunge had no borrowings outstanding at December 31, 2023, and December 31, 2022, under the $1.95 Billion Credit Agreement and the predecessor agreement, respectively.
Bunge had no borrowings outstanding at December 31, 2023, and December 31, 2022, under the unsecured $865 million Revolving Credit Facility (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
On October 6, 2023, Bunge terminated the unsecured $1.75 billion revolving credit facility, set to mature on December 16, 2024 ("Terminated $1.75 Billion Revolving Credit Facility"). Bunge replaced the Terminated $1.75 Billion Revolving Credit Facility by entering into an unsecured $1.75 billion revolving credit facility ("$1.75 Billion Revolving Credit Facility"),

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with a group of lenders, maturing on October 6, 2026. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $1.75 billion pursuant to an accordion provision. Bunge has the option to request an extension of the maturity date of the $1.75 Billion Revolving Credit Facility for two additional one-year periods. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at SOFR plus a SOFR adjustment, which will vary from 0.05% to 0.25% based on the tenor of the interest period selected, plus a margin, which will vary from 0.25% to 0.90%, based on the senior long-term unsecured debt rating provided by Moody’s Investors Services Inc. ("Moody’s") and S&P Global Ratings ("S&P"). The applicable margin is also subject to certain premiums or discounts tied to certain sustainability criteria, including, but not limited to, SBTs that define Bunge’s climate goals within its operations and a commitment to eliminate deforestation in its supply chains in 2025. Bunge had no borrowings outstanding at December 31, 2023, and December 31, 2022, under the unsecured $1.75 Billion Revolving Credit Facility and the predecessor agreement, respectively.
Borrowings under the committed revolving credit facilities described above typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the consolidated statements of cash flows.
At December 31, 2023, Bunge had $5,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities with a number of financial institutions. At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities and the commercial paper program with a number of financial institutions, totaling $5,665 million, and $1,000 million in committed unsecured delayed draw term loans (see Note 18- Long-term Debt).
On June 21, 2023, Bunge terminated its existing $600 million asset-backed commercial paper program and its related liquidity and letter of credit facilities. To continue access to the commercial paper market, Bunge established a new $1 billion unsecured corporate commercial paper program (the "$1 Billion Commercial Paper Program"). S&P and Moody's assigned short-term ratings of A-2 and P-2, respectively. The short-term credit ratings of the $1 Billion Commercial Paper Program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding. The $1 Billion Commercial Paper Program has no maturity date. At December 31, 2023, there were no borrowings outstanding under the $1 Billion Commercial Paper Program. At December 31, 2022, there were no borrowings outstanding under Bunge’s prior commercial paper program and its related liquidity and letter of credit facilities. Borrowings under the $1 Billion Commercial Paper Program typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the consolidated statements of cash flows.
In addition to the committed facilities discussed above, from time to time, Bunge Global SA and/or its financing subsidiaries may enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2023 and 2022, there were no borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $797 million and $546 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2023 and 2022, respectively, to support working capital requirements. The original maturity of borrowings under uncommitted bilateral credit lines and local bank lines of credit varies based upon the Company's financing objectives. As a result, proceeds and repayments of such credit lines may be presented on a net basis, or separately, in the consolidated statements of cash flows as dictated by the borrowing's original maturity.
Bunge's credit facilities require it to comply with specified financial covenants related to minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2023.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. LONG-TERM DEBT
Long-term debt obligations are summarized below. Variable interest rates are as of December 31, 2023.

	December 31,
(US$ in millions)	2023	2022
Term loan due 2024 - three-month TONAR plus 0.75% (Tranche A) (1)	$—	$232
Term loan due 2024 - three-month SOFR plus 1.40% (Tranche B) (1)	—	90
Term loan due 2025 - SOFR plus 0.90%	750	—
Term loan due 2027 - SOFR plus 1.125%	250	—
Term loan due 2028 - SOFR plus 1.325%	249	249
1.85% Senior Notes due 2023—Euro (2)	—	853
1.63% Senior Notes due 2025	598	597
3.25% Senior Notes due 2026	698	698
3.75% Senior Notes due 2027	597	597
2.75% Senior Notes due 2031	991	990
Cumulative adjustment to long-term debt from application of hedge accounting	(260)	(341)
Other	212	140
Subtotal	4,085	4,105
Less: Current portion of long-term debt (3)	(5)	(846)
Total long-term debt (4)	$4,080	$3,259
(1)On October 6, 2023, Bunge prepaid and terminated its 5-year term loan agreement due in 2024.
(2)Upon maturity in June 2023, Bunge repaid the principal and accrued interest due on all of the issued and outstanding 1.85% Senior Notes - Euro.
(3)Includes secured debt of $4 million and $2 million at December 31, 2023 and December 31, 2022, respectively.
(4)Includes secured debt of $100 million and $21 million at December 31, 2023 and December 31, 2022, respectively.
The fair values of long-term debt, including current portion, are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2023		December 31, 2022
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,085	$4,125	$4,105	$4,148

As described in Note 2- Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the Acquisition. The $7.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the Acquisition.
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million February 2023 Delayed Draw Term Loan") with a group of lenders that was required to be drawn by February 2, 2023. The $250 Million February 2023 Delayed Draw Term Loan bears interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million February 2023 Delayed Draw Term Loan agreement. The $250 Million February 2023 Delayed Draw Term Loan was drawn on February 2, 2023 and matures on August 5, 2027.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan bears interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan was drawn on January 25, 2023 and matures on October 24, 2025.
On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% Senior Notes due March 15, 2024. The redemption of the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, for the year ended December 31, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the recognition of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
Certain of Bunge's term loans require it to comply with specified financial covenants related to minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2023.
Certain property, plant and equipment, and investments in consolidated subsidiaries having a net carrying value of approximately $125 million at December 31, 2023 have been mortgaged or otherwise collateralized against long-term debt, including current portion, of $104 million at December 31, 2023.
Principal Maturities—Principal maturities of long-term debt at December 31, 2023 are as follows:

(US$ in millions)
2024	$9
2025	1,438
2026	704
2027	879
2028	256
Thereafter	1,075
Total (1)	$4,361
(1)Includes components of long-term debt attributable to unamortized premiums of $16 million and excludes components of long-term debt attributable to fair value hedge accounting of $260 million. Includes principal maturities of long-term debt attributable to finance leases, see Note 26- Leases for a separate breakout of finance lease maturities.
During the years ended December 31, 2023, 2022, and 2021, Bunge paid interest, net of interest capitalized, of $507 million, $403 million, and $285 million, respectively.
19. EMPLOYEE BENEFIT PLANS
Certain of Bunge's United States, Canadian, European, Asian, and Brazilian-based subsidiaries sponsor defined benefit pension plans covering substantially all employees of such subsidiaries. The plans provide benefits primarily based on participant salaries and lengths of service. The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States.
Certain of Bunge's United States and Brazilian-based subsidiaries have benefit plans to provide postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan amendments and pension liability adjustments—On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. As a result, these plans were closed to new employees hired on or after January 1, 2018 and future benefit accruals for existing participants ceased effective January 1, 2023.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan Settlements— On June 30, 2023, the Company approved a one-time lump sum offering to participants in certain of Bunge's defined benefit North American pension plans who had separated from the Company as of December 31, 2022 and whose benefits in the plan had fully vested. The respective payments were substantially completed during September 2023. The payments, which were paid from plan assets as settlement of respective benefit obligations, resulted in a $22 million decrease in benefit obligations and the reclassification of an unamortized gain of less than $1 million from Accumulated other comprehensive loss, which was recorded in Other income (expense) - net on the consolidated statements of income.

On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company’s international defined-benefit pension plans to a multi-employer pension plan. Following the transition, the Company accounts for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined-benefit plan obligations.

In connection with the settlement, during the first quarter of 2022, the Company recorded a $41 million pretax gain within Other income (expense) - net in its consolidated statements of income, comprising a $4 million settlement of the related defined benefit plan obligations as well as the reclassification of $37 million in unamortized actuarial gains from Accumulated other comprehensive loss. Of this pretax gain, $12 million was attributable to Redeemable non-controlling interests.
Plan Transfers In and Out—There were no significant transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2023 or 2022.
Cost of Benefit Plans—Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive income. Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other (expense) income- net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2023	2022	2021	2023	2022	2021
Service cost	$10	$29	$46	$—	$—	$—
Interest cost	41	30	30	4	3	3
Expected return on plan assets	(46)	(52)	(54)	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net loss	3	5	8	(1)	—	—
Curtailment loss/(gain)	—	(4)	—	—	—	—
Settlement loss/(gain) recognized	—	(36)	2	—	—	—
Net periodic benefit costs	$8	$(28)	$33	$3	$3	$3
Assumptions used in Postretirement Benefits Calculations—At December 31, 2023, an 8.8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2023 postretirement benefit plan measurement purposes, decreasing to 8.2% by 2048, and remaining at that level thereafter. At December 31, 2022, an 7.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2022 postretirement benefit plan measurement purposes, decreasing to 7.1% by 2048, and remaining at that level thereafter.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2023	2022	2023	2022
Discount rate	4.8%	5.2%	9.2%	9.6%
Increase in future compensation levels	2.2%	2.4%	N/A	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.2%	2.5%	2.1%	9.6%	7.5%	5.7%
Expected long-term rate of return on assets	6.5%	5.0%	4.5%	N/A	N/A	N/A
Increase in future compensation levels	2.4%	3.2%	3.2%	N/A	N/A	N/A
The sponsoring subsidiaries select the expected long-term rate of return on assets in consultation with their investment advisors and actuaries. These rates are intended to reflect the average rates of earnings expected on the funds invested or to be invested to provide required plan benefits. The plans are assumed to continue in effect as long as assets are expected to be invested.
In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held, or anticipated to be held, by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flows and expenses are taken into consideration to the extent that the expected returns would be affected by them. As assets are generally held in qualified trusts, anticipated returns are not reduced for taxes.
For certain of Bunge’s plans, the discount rate is determined by 1) the yield on a hypothetical bond portfolio for which the cash flow effectively settles the year-by-year projected benefit cash flows or 2) matching either the duration or the expected cash flows for the pension plans to a hypothetical yield curve developed on a region-specific basis using a portfolio of available high quality, non-callable, make-whole corporate bonds.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Benefit Obligations and Funded Status—The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2023 and 2022. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2023	2022	2023	2022
Change in benefit obligations:
Benefit obligation at the beginning of year	$812	$1,380	$36	$42
Service cost	10	29	—	—
Interest cost	41	30	4	3
Plan curtailments	—	(2)	—	—
Actuarial (gain) loss, net	31	(311)	(4)	(9)
Employee contributions	4	3	—	—
Plan settlements	(10)	(246)	—	—
Benefits paid	(59)	(39)	(3)	(2)
Expenses paid	(5)	(3)	—	—
Impact of foreign exchange rates	12	(29)	2	2
Benefit obligation at the end of year	$836	$812	$35	$36
Change in plan assets:
Fair value of plan assets at the beginning of year	$706	$1,223	$—	$—
Actual return on plan assets	51	(224)	—	—
Employer contributions	13	19	3	2
Employee contributions	4	3	—	—
Plan settlements	(10)	(247)	—	—
Benefits paid	(59)	(39)	(3)	(2)
Expenses paid	(5)	(3)	—	—
Impact of foreign exchange rates	11	(26)	—	—
Fair value of plan assets at the end of year	$711	$706	$—	$—
Unfunded status and net amounts recognized:
Plan assets less than benefit obligation	$(125)	$(106)	$(35)	$(36)
Net liability recognized in the balance sheet	$(125)	$(106)	$(35)	$(36)
Amounts recognized in the balance sheet consist of:
Non-current assets	$24	$21	$—	$—
Current liabilities	(9)	(7)	(5)	(4)
Non-current liabilities	(140)	(120)	(30)	(32)
Net liability recognized	$(125)	$(106)	$(35)	$(36)

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Included in Accumulated other comprehensive loss are the following amounts, net of tax and excluding noncontrolling interest, which have not been recognized in net periodic benefit costs:

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2023	2022	2023	2022
Net actuarial (loss) gain	$(129)	$(109)	$6	$4
Prior service credit	3	3	—	—
Total accumulated other comprehensive (loss) income	$(126)	$(106)	$6	$4
Bunge has aggregated certain defined benefit pension plans for which the projected benefit obligations exceeds the fair value of related plan assets with pension plans for which the fair value of plan assets exceeds related projected benefit obligations. The following table provides aggregated information about pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2023	2022
Projected benefit obligation	$713	$699
Fair value of plan assets	$564	$572
    The accumulated benefit obligation for the defined pension benefit plans was $818 million and $799 million at December 31, 2023 and 2022, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2023	2022
Projected benefit obligation	$713	$609
Accumulated benefit obligation	$697	$604
Fair value of plan assets	$564	$484

Pension Benefit Plan Assets—The objective of the plans' trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns.
For pension plans in the United States (the "US plans"), Bunge has an outside investment advisory firm to implement a liability-driven investment strategy intended to increase the duration of pension plan assets to better match the duration of pension benefit obligations. This strategy is intended to increase the interest rate and credit spread liability hedge ratios and reduce the funded status volatility of the US plans. For the largest US plan, derivatives are used primarily to manage risk and hedge plan liabilities while maintaining liquidity. As part of this strategy, the plan is required to hold cash collateral associated with certain derivatives. Target asset allocations are based on a glide path approach, which allocates more plan assets to immunizing assets, such as intermediate and long duration fixed income instruments, which are intended to match the duration and amount of the expected liabilities, and less to growth assets, such as public equities, non-core fixed income instruments and real assets, as the funded status of the plans improve. Target asset allocations are generally 70-90% to immunizing assets and 10-30% to growth assets. For pension plans outside of the United States, the plans’ trust funds utilize a target asset allocation of approximately 30% fixed income securities, approximately 35% equities and approximately 35% in real estate and other alternative investment vehicles.
Bunge implements its investment strategy through a combination of passive and actively managed strategies, including, but not limited to mutual funds, collective trust funds, and collective investment trusts. The Company's policy is not to invest plan assets in Bunge Global SA shares. Plan investments are stated at fair value or net asset value ("NAV"). For a further definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2023
(US$ in millions)	Level 1	Level 2	Level 3	Total
Cash	$45	$—	$—	$45
Mutual funds - equities (1)	62	—	—	62
Mutual funds - fixed income (2)	41	31	—	72
Other (3)	3	45	6	54
Total	$151	$76	$6	$233

Collective pooled funds (4)	$—	$—	$—	$478
Total investments measured at NAV as a practical expedient	—	—	—	478
Total	$151	$76	$6	$711

	December 31, 2022
(US$ in millions)	Level 1	Level 2	Level 3	Total
Cash	$58	$—	$—	$58
Mutual funds - equities (1)	61	—	—	61
Mutual funds - fixed income (2)	28	10	—	38
Other (3)	2	43	6	51
Total	$149	$53	$6	$208

Collective pooled funds (4)	$—	$—	$—	$498
Total investments measured at NAV as a practical expedient	—	—	—	498
Total	$149	$53	$6	$706

(1)This category represents a portfolio of equity investments comprised of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets, and real estate investment trusts.
(2)This category represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds, and corporate bonds from diverse industries.
(3)This category represents a portfolio consisting of a mixture of hedge funds, investments in certain government and municipal securities, bonds, real estate, and insurance contracts.
(4)Collective pooled funds are typically collective trusts valued at NAV that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Using the practical expedient in ASC 820 - Fair Value Measurements, these investments are not categorized within the fair value hierarchy, but are included in the table above so that they can be reconciled to the line items presented in the consolidated balance sheets.
Bunge expects to contribute $24 million and $4 million to its defined benefit pension and postretirement benefit plans, respectively, in 2024.
The following benefit payments, which reflect future service as appropriate, are expected to be paid in relation to defined benefit pension and postretirement benefit plans:

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2024	$54	$4
2025	54	4
2026	55	4
2027	55	4
2028	54	4
Next five years	268	17
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $43 million, $28 million, and $17 million during the years ended December 31, 2023, 2022, and 2021, respectively.
20. RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for each of the years ended December 31, 2023, 2022, and 2021. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 1% or less of total Net sales for each of the years ended December 31, 2023, 2022, and 2021.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2023, 2022, and 2021, such services were not material to the Company's consolidated results.
At December 31, 2023 and 2022, receivables related to the above related party transactions comprised approximately 3% or less of total Trade accounts receivable, net. At December 31, 2023 and 2022, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.
Further, as referenced in Note 6- Other Current Assets and Note 12- Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At December 31, 2023 and 2022, advances to unconsolidated investees comprised approximately 3% or less of total Other current assets and 5% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.
21. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2023 and 2022 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2023	2022
Non-income tax claims	$19	$20
Labor claims	66	76
Civil and other claims	114	105
Total	$199	$201

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Brazil indirect taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amount.
As of December 31, 2023, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

		December 31,
(US$ in millions)	Years Examined	2023	2022
ICMS	1990 to Present	$212	$215
PIS/COFINS	2002 to Present	$438	$347

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers, and customers.
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2023:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$—	$94
Residual value guarantee (2)	—	388
Russia disposition indemnity (3)	9	235
Other guarantees	—	14
Total	$9	$731

(1)Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced.
Based on the amounts drawn under guaranteed debt facilities of unconsolidated affiliates at December 31, 2023, Bunge's potential liability was $83 million, and it has recorded less than $1 million of obligations related to these guarantees within Other non-current liabilities.
(2)Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At December 31, 2023, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires on February 2, 2030. As of December 31, 2023, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.
Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commitments—At December 31, 2023, Bunge had approximately $283 million of purchase commitments related to inventories, $507 million of freight supply agreements for ocean freight vessels and railroad freight lines not accounted for as leases, $97 million of power supply contracts, $219 million of contractual commitments related to construction in progress, and $509 million of other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
Bunge has also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Amounts on outstanding standby letter of credit agreements and surety bonds aggregated to $1,858 million and $1,592 million as of December 31, 2023 and 2022, respectively.
22. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

	December 31,
(US$ in millions)	2023	2022
Labor, legal and other provisions	$218	$205
Pension and post-retirement obligations (1)	170	152
Uncertain income tax positions (2)	68	59
Unrealized losses on derivative contracts, at fair value (3)	260	332
Other	108	101
Total	$824	$849
(1)See Note 19- Employee Benefit Plans.
(2)See Note 14- Income Taxes.
(3)See Note 15- Fair Value Measurements.
23. EQUITY
Redomestication— In connection with the Redomestication noted in Note 1- Nature of Business, Basis of Presentation, and Significant Accounting Policies, one registered share, par value $0.01 per share, of Bunge Global SA was exchanged for, each issued and outstanding Bunge Limited common share, par value $0.01 per share. In connection with the non-cash exchange, Bunge Global SA acquired 16,141,494 treasury shares which, following the Redomestication, are available for future use in satisfying Bunge’s obligations to deliver registered shares.
Treasury Shares— In connection with the Redomestication noted in Note 1- Nature of Business, Basis of Presentation, and Significant Accounting Policies, 8,102,179 shares held in treasury with an acquisition cost of $845 million were cancelled in a non-cash transaction to comply with the Swiss Code limitation on issuer’s holding of registered share capital.
Share Repurchase Program— On June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of our issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited common shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the twelve months ended December 31, 2023, Bunge repurchased 5,407,861 shares for $600 million. As of December 31, 2023, 7,516,976 shares were repurchased for $800 million and $1.4 billion remained outstanding for repurchases under the program.
Subsequent to the consolidated balance sheet date, from December 31, 2023 through February 21, 2024, Bunge repurchased an additional 3,319,987 shares for $301 million. Therefore, as of February 21, 2024, 10,836,963 shares were repurchased for $1.1 billion and $1.1 billion remains outstanding for repurchases under the program.
Cumulative Convertible Perpetual Preference Shares— Effective March 23, 2022, (the "Conversion Date"), in accordance with the terms of the certificate of designation governing the 4.875% Cumulative Convertible Perpetual Preference Shares (“convertible preference shares”), all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022, prior to the conversion, 1,415 convertible preference

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of this conversion, no convertible preference shares were issued or outstanding as of December 31, 2023, and December 31, 2022, and all rights of the former holders of the convertible preference shares terminated, as of March 23, 2022.
Dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022, and payable to holders of record on May 15, 2022.
Dividends on registered or common shares—On October 31, 2023, the Company's Board of Directors declared a dividend of $0.6625 per share, payable on March 1, 2024, to shareholders of record on February 16, 2024. During the twelve months ended December 31, 2023, the Company's Board of Directors declared total dividends on shares of $2.6125 per share.
Dividend distributions occurring after the Redomestication are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. Upon approval by shareholders, the obligation will be reflected in Other current liabilities with a corresponding reduction in Retained earnings in the consolidated balance sheet. Bunge expects to make dividend distributions in four equal quarterly installments on dates determined by the Board of Directors.
Accumulated other comprehensive loss Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive loss attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive (loss) income before reclassifications	(236)	(36)	51	(221)
Amount reclassified from Accumulated other comprehensive loss	—	(3)	(1)	(4)
Net-current period other comprehensive (loss) income	(236)	(39)	50	(225)
Balance, December 31, 2021	(6,093)	(254)	(124)	(6,471)
Other comprehensive income (loss) before reclassifications	26	(81)	40	(15)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from Accumulated other comprehensive loss(2)	156	(8)	(18)	130
Net-current period other comprehensive income (loss)	167	(89)	22	100
Balance, December 31, 2022	(5,926)	(343)	(102)	(6,371)
Other comprehensive income (loss) before reclassifications	335	(99)	(18)	218
Amount reclassified from Accumulated other comprehensive loss(3)	102	(3)	—	99
Net-current period other comprehensive income (loss)	437	(102)	(18)	317
Balance, December 31, 2023	$(5,489)	$(445)	$(120)	$(6,054)

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe, and Asia-Pacific. The functional currency of Bunge's subsidiaries is generally the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from the local currency at month-end exchange rates, and the resulting foreign currency translation gains (losses) are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss.
(2)On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company's international defined benefit pension plans to a multi-employer pension plan. Following the transition, the Company accounts for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined benefit plan obligations.
In connection with the settlement, during the twelve months ended December 31, 2022, the Company reclassified $27 million (net of $10 million tax expense) in unamortized actuarial gains from Accumulated other comprehensive loss, of which $19 million was attributable to Bunge (net of $7 million in tax expense), and $8 million was attributable to redeemable non-controlling interest (net of $3 million in tax expense).
The year ended December 31, 2022 also included the release of cumulative translation adjustments upon the disposition of substantially all of its wheat milling business in Mexico of $158 million, which had been previously reserved through Cost of goods sold, in the consolidated statements of income in the year ended December 31, 2021 (see Note 2- Acquisitions and Dispositions).
(3)The year ended December 31, 2023 included the release of cumulative translation adjustments upon the disposition of all of its Russian operations of $103 million, which had been previously reserved through Cost of goods sold, in the consolidated statements of income in the year ended December 31, 2022 (see Note 2- Acquisitions and Dispositions).

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24. EARNINGS PER SHARE
Share information provided below, including references to Net income available to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s common shares prior to the Redomestication and Bunge’s registered shares after the Redomestication.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(US$ in millions, except for share data)	2023	2022	2021
Net income	$2,337	$1,678	$2,167
Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(94)	(68)	(89)
Income attributable to Bunge	2,243	1,610	2,078
Convertible preference share dividends	—	—	(34)
Net income available to Bunge shareholders - Basic	$2,243	$1,610	$2,044
Add back convertible preference share dividends	—	—	34
Net income available to Bunge shareholders - Diluted	$2,243	$1,610	$2,078

Weighted-average number of shares outstanding:
Basic	148,804,387	148,712,251	141,015,388
Effect of dilutive shares:
—stock options and awards (1)	1,983,530	2,455,629	2,520,420
—convertible preference shares (2)	—	1,966,874	8,830,904
Diluted	150,787,917	153,134,754	152,366,712

Earnings per share:
Net income attributable to Bunge shareholders—basic	$15.07	$10.83	$14.50
Net income attributable to Bunge shareholders—diluted	$14.87	$10.51	$13.64

(1)The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2023, 2022, and 2021.
(2)Effective March 23, 2022, in accordance with the terms of the certificate of designation governing the convertible preference shares, all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. As a result of this conversion, dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022, and payable to holders of record on May 15, 2022, and no convertible preference shares were issued or outstanding as of December 31, 2023 and December 31, 2022. Refer to Note 23- Equity for further information.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25. SHARE-BASED COMPENSATION
In connection with the Redomestication effective as of November 1, 2023, Bunge amended the Bunge Equity Incentive Plan (the "2016 EIP"), the Bunge 2009 Equity Incentive Plan, and the 2017 Non-Employee Directors Equity Incentive Plan (the "2017 NED Plan" or collectively, referred to as the "Plans") to provide for the issuance of registered shares instead of common shares in connection with the awards under the Plans. Additionally, the amendments to the Plans include changes to comply with Swiss law regarding minimum payment for shares, share sourcing, the form of shares, data protection, and forfeiture of restricted shares along with modifying the vesting provision on the 2017 NED Plan for separation.
For the years ended December 31, 2023, 2022, and 2021, Bunge recognized approximately $69 million, $65 million, and $61 million, respectively, of total compensation expense related to its stock option and restricted stock unit equity awards.
During the years ended December 31, 2023, 2022, and 2021, Bunge granted equity awards under the 2016 EIP, a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants, and independent contractors in the form of stock options, restricted stock units (performance-based or time-based) or other equity-based awards. Shares issued under the 2016 EIP may result from, in whole or in part, the capital band referenced in Bunge's articles of association, treasury shares, or shares reacquired by the Company in any manner, or a combination thereof.
Stock Option Awards—Options to purchase Bunge registered shares are granted with an exercise price equal to the grant date fair market value of Bunge registered shares, vest over service periods that generally range from one to three years and expire 10 years from the date of grant. Vesting may be accelerated in certain circumstances as provided in the plans or associated award agreements. Grant date fair value is recognized as compensation expense on a straight-line basis for option grants, and forfeitures are recognized as they occur. Bunge elected to cease awarding stock options to its employees beginning January 1, 2021. Any awards previously granted will continue to vest as awarded.
Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive shares of Bunge registered shares upon the lapse of related restrictions determined by the Compensation Committee. The Company has two types of RSUs: time-based restricted stock units ("TBRSUs") and performance-based restricted stock units ("PBRSUs"). Restrictions on TBRSUs are based on continued service by the recipient through the designated term. Restrictions on PBRSUs are based on the achievement of certain performance targets, including earnings per share, return on invested capital, and relative total shareholder return, with the number of PBRSUs earned varying based on the level of achievement against these performance targets. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock units. RSUs generally vest over periods ranging from one to three years. Vesting may be accelerated under certain circumstances as defined in the plans or associated award agreements. RSUs are generally settled in shares of Bunge registered shares upon satisfaction of the applicable vesting terms, and forfeitures are recognized as they occur. In locations where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.
Under the 2017 NED Plan, the Compensation Committee may grant equity-based awards to non-employee directors of Bunge Global SA. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units, and non-statutory stock options.
Restricted stock units granted to non-employee directors generally vest on the first anniversary of the grant date, provided the director continues to serve on the Board until such date, and are settled in shares of Bunge registered shares. At the time of settlement, a participant holding a vested restricted stock unit is also entitled to receive corresponding accrued dividend distribution equivalent share payments.
The fair value of each stock option granted under any of the Plans is estimated on the grant date using the Black-Scholes-Merton option pricing model, utilizing inputs such as the expected volatility of Bunge registered shares, historical employee exercise behavior, the expected outstanding option term, and the risk-free interest rate associated with U.S. Treasury zero-coupon bonds.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of option activity under the Plans for the year ended December 31, 2023 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (US$ in millions)
Outstanding at January 1, 2023	1,855,681	$56.22
Exercised	(146,827)	68.89
Forfeited or expired	(2,725)	76.04
Outstanding at December 31, 2023 (1)	1,706,129	55.01	4.77	$78
Exercisable at December 31, 2023	1,706,129	$55.01	4.77	$78
(1)Includes 15,020 options to be cash settled.
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was approximately $5 million, $44 million, and $30 million, respectively.
A summary of restricted stock unit activity under the Plans for the year ended December 31, 2023 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Time-based restricted stock units at January 1, 2023	1,055,479	$80.30
TBRSUs Granted	474,491	98.11
Vested/issued (1)	(316,329)	51.39
Forfeited	(47,037)	93.45
Time-based restricted stock units at December 31, 2023 (2) (3)	1,166,604	$94.97

Performance-based restricted stock units at January 1, 2023	807,673	$78.68
PBRSUs Granted	230,448	103.79
Additional PBRSUs granted on achievement of performance targets	323,981	42.80
Vested/issued (1)	(674,986)	44.76
Forfeited	(12,712)	105.84
Performance-based restricted stock units at December 31, 2023 (2)	674,404	$103.47

Total restricted stock units at December 31, 2023 (2)	1,841,008	$98.08

(1)During the year ended December 31, 2023, Bunge issued a total of 687,444 common and registered shares, net of shares withheld to cover taxes, including related shares representing accrued dividends, with a weighted-average fair value of $46.62 per share upon vesting of TBRSUs and PBRSUs.
(2)Includes accrued unvested dividends, which are payable in Bunge's registered shares upon vesting of underlying restricted stock units.
(3)Includes 17,145 TBRSUs to be cash settled.
At December 31, 2023, there was approximately $83 million of total unrecognized compensation cost related to restricted stock units granted under the Plans, which is expected to be recognized over the next three years years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2023 was approximately $46 million.
Registered Shares Reserved for Share-Based Awards—The 2017 NED Plan and the 2016 EIP provide that 320,000 and 10,900,000 registered shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. During 2021, Bunge shareholders approved an increase to the 2017 NED Plan of 200,000 shares, which is reflected in the figures above. At December 31, 2023, 150,669 and 2,692,269 registered shares were available for future grants

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the 2017 NED Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Global SA equity incentive plan.

26. LEASES
The Company routinely leases storage facilities, transportation equipment, land, and office facilities which are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with property, plant and equipment. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
The Company’s operating leases range in length of term, with a weighted average remaining lease term of 8.2 years, and a maximum remaining term of 88 years for one water rights lease. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is generally based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2023, such weighted average discount rate on operating leases was 5.0%.
Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. All such variable payments, other than those that depend on an index or rate, are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 21- Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.
    The components of lease expense were as follows:

	Year Ended December 31,
(US$ in millions)	2023	2022
Operating lease cost	$507	$479
Short-term lease cost	747	1,485
Variable lease cost	47	69
Total lease cost	$1,301	$2,033

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the finance lease-related assets and liabilities recorded on the consolidated balance sheets:

	December 31,
(US$ in millions)	2023	2022
Property, plant and equipment	$124	$67
Less: accumulated depreciation and depletion	(36)	(30)
Property, plant and equipment, net	$88	$37

Current portion of long-term debt	$3	$1
Long-term debt	57	16
Total finance lease liabilities	$60	$17

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(US$ in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$506	$480
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations (1)	$403	$567
(1) Comprises both operating and finance lease obligations.

    Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows:

(US$ in millions)	Operating leases	Finance leases
2024	$338	$6
2025	190	6
2026	155	5
2027	90	5
2028	49	4
Thereafter	264	77
Total lease payments (1)	1,086	103
Less imputed interest	(212)	(43)
Present value of lease liabilities, as separately presented on the consolidated balance sheet	$874	$60

(1)Minimum lease payments have not been reduced by minimum sublease income receipts of $115 million due in future periods under non-cancelable subleases as of December 31, 2023. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of up to six years. Additionally, from time to time, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available. Sublease income, generally recorded within Net sales, was $176 million and $335 million for the years ended December 31, 2023 and December 31, 2022, respectively.

    The Company is expected to have additional operating leases, primarily for ocean freight vessels that have not yet commenced, of $364 million over the lives of the leases. The operating leases are expected to commence in 2024 and 2025, with lease terms ranging between two and seven years.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. SEGMENT INFORMATION
The Company's operations are organized, managed, and classified into four reportable segments - Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar & Bioenergy segment primarily comprises the net earnings from the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP.
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities.
Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

	As of, and for the year ended, December 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$42,764	$14,603	$1,896	$235	$42	$—	$59,540
Inter–segment revenues	8,360	176	175	—	—	(8,711)	—
Foreign exchange gains - net	—	7	1	—	12	—	20
EBIT - Noncontrolling interests (1)	(70)	(21)	1	—	4	—	(86)
Other income (expense) – net	126	(65)	(7)	2	73	—	129
Income (loss) from affiliates	1	—	(1)	157	(17)	—	140
Segment EBIT (2)	2,786	865	66	164	(548)	—	3,333
Depreciation, depletion and amortization	(217)	(179)	(33)	—	(22)	—	(451)
Total assets	16,000	3,969	984	471	3,948	—	25,372
Capital expenditures	551	429	45	—	97	—	1,122

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$47,700	$16,850	$2,388	$259	$35	$—	$67,232
Inter–segment revenues	10,200	306	564	—	—	(11,070)	—
Foreign exchange gains (losses) – net	2	(14)	4	2	(5)	—	(11)
EBIT - Noncontrolling interests (1)	(45)	(12)	(1)	—	(9)	—	(67)
Other (expense) income – net	(67)	(29)	1	2	84	—	(9)
Income (loss) from affiliates	67	—	—	93	(55)	—	105
Segment EBIT (3)	1,715	746	162	105	(397)	—	2,331
Depreciation, depletion and amortization	(203)	(146)	(32)	—	(27)	—	(408)
Total assets	16,486	3,886	1,195	334	2,679	—	24,580
Capital expenditures	312	169	30	—	44	—	555

	As of, and for the year ended, December 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$43,636	$13,332	$1,909	$270	$5	$—	$59,152
Inter–segment revenues	8,134	456	192	—	—	(8,782)	—
Foreign exchange losses – net	(24)	(1)	(2)	—	(11)	—	(38)
EBIT - Noncontrolling interests (1)	(28)	(73)	(1)	—	3	—	(99)
Other income – net	215	239	—	1	54	—	509
Income (loss) from affiliates	56	—	(2)	106	—	—	160
Segment EBIT (4)	2,290	666	(74)	112	(333)	—	2,661
Depreciation, depletion and amortization	(206)	(149)	(39)	—	(30)	—	(424)
Total assets	15,989	4,152	1,323	211	2,144	—	23,819
Capital expenditures	236	92	28	—	43	—	399

(1)Includes Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
(2)2023 EBIT includes a mark-to-market gain of $29 million, recorded in Cost of goods sold, related to inventory recovered from Bunge's Mykolaiv and other facilities in Ukraine; $37 million of fixed asset impairment charges in North America, recorded in Cost of goods sold; $17 million of amortization charges, at Bunge's 80% share, recorded in SG&A, primarily related to the discontinuance of the Loders Croklaan trademark; $114 million of acquisition and integration costs, recorded in SG&A, related to the announced Business Combination Agreement with Viterra; $20 million impairment charge, recorded in Other income (expense) - net, related to the full impairment of a long-term investment held in Other non-current assets; and a $16 million impairment charge, recorded in Income from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.
(3)2022 EBIT includes $80 million of charges resulting from the Ukraine-Russia war, recorded in Cost of goods sold, primarily related to losses associated with inventories physically located in occupied territories in Ukraine or in difficult to access locations with high costs of recovery; $106 million of charges on the classification of our Russian oilseed processing business as held-for-sale, recorded in Cost of goods sold; a $29 million gain, at Bunge's then-70% share, related to the settlement of one of the Company’s international defined benefit pension plans, recorded in Other

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income (expense) - net; and $53 million of charges related to the impairment of two equity investments, recorded in Income from affiliates.
(4)2021 EBIT includes a $158 million gain on sale of a portfolio of interior grain elevators located in the United States (U.S. Grain Disposition), recorded in Other income (expense) - net; $170 million in gains on sales of assets, comprising a $151 million gain on sale of our Rotterdam Oils Refinery, at Bunge’s then-70% share, and a $19 million gain on sale of an oils packaging facility in Mexico, both recorded in Other income (expense) - net; a $35 million fixed asset impairment charge, at Bunge’s then-70% share, recorded in Cost of goods sold; and a $170 million expense related to the classification of our Mexican wheat milling business as held-for-sale, recorded in Cost of goods sold.
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge's management to evaluate segment operating activities. Bunge's management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries.
A reconciliation of Net income attributable to Bunge to Total segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	2021
Net income attributable to Bunge	$2,243	$1,610	$2,078
Interest income	(148)	(71)	(48)
Interest expense	516	403	243
Income tax expense	714	388	398
Noncontrolling interests' share of interest and tax	8	1	(10)
Total segment EBIT from continuing operations	$3,333	$2,331	$2,661
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	2021
Agribusiness Processing Products	$31,298	$32,804	$29,610
Agribusiness Merchandising Products	11,466	14,896	14,026
Refined and Specialty Oil Products	14,603	16,850	13,332
Milling Products	1,896	2,388	1,909
Sugar and Bioenergy Products	235	259	270
Other Products	42	35	5
Total	$59,540	$67,232	$59,152
Geographic area information for Net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2023	2022	2021
Net sales to external customers:
Europe	$24,333	$26,089	$22,249
United States	15,819	16,939	14,660
Asia-Pacific	10,098	13,829	12,334
Brazil	4,771	5,487	4,520
Argentina	1,386	1,576	2,669
Canada	2,606	2,431	1,839
Rest of world	527	881	881
Total	$59,540	$67,232	$59,152

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(US$ in millions)	2023	2022
Long-lived assets: (1)
Europe	$1,090	$955
United States	1,733	1,235
Asia-Pacific	386	378
Brazil	775	545
Argentina	188	157
Canada	367	334
Rest of world	2	13
Total	$4,541	$3,617

(1)Long-lived assets comprise Property, plant and equipment, net.

As further described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies, the Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). The following tables provide a disaggregation of Net sales to external customers between sales from commodity contracts (ASC 815) and sales from contracts with customers (ASC 606):

	Year Ended December 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$40,331	$997	$152	$229	$—	$41,709
Sales from contracts with customers (ASC 606)	2,433	13,606	1,744	6	42	17,831
Net sales to external customers	$42,764	$14,603	$1,896	$235	$42	$59,540

	Year Ended December 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$44,553	$1,198	$154	$253	$—	$46,158
Sales from contracts with customers (ASC 606)	3,147	15,652	2,234	6	35	21,074
Net sales to external customers	$47,700	$16,850	$2,388	$259	$35	$67,232

	Year Ended December 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$41,032	$1,024	$21	$264	$—	$42,341
Sales from contracts with customers (ASC 606)	2,604	12,308	1,888	6	5	16,811
Net sales to external customers	$43,636	$13,332	$1,909	$270	$5	$59,152

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
28. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2023
Net sales	$15,328	$15,049	$14,227	$14,936	$59,540
Gross profit	1,181	1,365	1,045	1,254	4,845
Net income	659	629	389	660	2,337
Net income attributable to Bunge	632	622	373	616	2,243
Earnings per share—basic(1)
Net income attributable to Bunge shareholders - basic	$4.21	$4.13	$2.50	$4.24	$15.07
Earnings per share—diluted(1)
Net income attributable to Bunge shareholders - diluted	$4.15	$4.09	$2.47	$4.18	$14.87

2022
Net sales	$15,880	$17,933	$16,759	$16,660	$67,232
Gross profit	1,204	772	888	818	3,682
Net income	696	225	383	374	1,678
Net income attributable to Bunge	688	206	380	336	1,610
Earnings per share—basic(1)
Net income attributable to Bunge shareholders - basic	$4.83	$1.36	$2.52	$2.24	$10.83
Earnings per share—diluted(1)
Net income attributable to Bunge shareholders - diluted	$4.48	$1.34	$2.49	$2.21	$10.51

(1)Earnings per share attributable to Bunge shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2023 and 2022 may not equal the total computed for the year. See Note 24- Earnings per Share for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE GLOBAL SA
Dated:	February 22, 2024	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 22, 2024	By:	/s/ GREGORY A. HECKMAN
Gregory A. Heckman Chief Executive Officer and Director
February 22, 2024	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer
February 22, 2024	By:	/s/ J. MATT SIMMONS, JR.
J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 22, 2024	By:	/s/ ELIANE ALEIXO LUSTOSA DE ANDRADE
Eliane Aleixo Lustosa de Andrade Director
February 22, 2024	By:	/s/ SHEILA BAIR
Sheila Bair Director
February 22, 2024	By:	/s/ CAROL M. BROWNER
Carol M. Browner Director
February 22, 2024	By:	/s/ BERNARDO HEES
Bernardo Hees Director
February 22, 2024	By:	/s/ MICHAEL KOBORI
Michael Kobori Director
February 22, 2024	By:	/s/ MONICA MCGURK
Monica McGurk Director
February 22, 2024	By:	/s/ KENNETH SIMRIL
Kenneth Simril Director
February 22, 2024	By:	/s/ HENRY W. WINSHIP
Henry W. Winship Director
February 22, 2024	By:	/s/ MARK N. ZENUK
Mark N. Zenuk Director and Chair of the Board of Directors

S-2