Form 10-Q
period 2024-03-31
Bunge Global SA
filed 2024-04-24
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number 000-56607
BUNGE GLOBAL SA
(Exact name of registrant as specified in its charter)

Switzerland	98-1743397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Route de Florissant 13
1206 Geneva, Switzerland	N.A
(Address of registered office and principal executive office)	(Zip Code)

1391 Timberlake Manor Parkway
Chesterfield, Missouri	63017
(Address of corporate headquarters)	(Zip Code)
(314) 292-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Registered Shares, $0.01 par value per share	BG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of April 19, 2024, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:141,595,107

BUNGE GLOBAL SA

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$13,417	$15,328
Cost of goods sold	(12,541)	(14,147)
Gross profit	876	1,181
Selling, general and administrative expenses	(439)	(353)
Interest income	42	43
Interest expense	(108)	(112)
Foreign exchange (losses) gains – net	(78)	49
Other income (expense) – net	68	15
Income (loss) from affiliates	8	19
Income (loss) before income tax	369	842
Income tax (expense) benefit	(117)	(183)
Net income (loss)	252	659
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(8)	(27)
Net income (loss) attributable to Bunge	$244	$632
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$1.70	$4.21

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$1.68	$4.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$252	$659
Other comprehensive income (loss):
Foreign exchange translation adjustment	(184)	125
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $1 in 2024 and $(1) in 2023	38	(26)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of zero in 2024 and 2023	(3)	104
Total other comprehensive income (loss)	(149)	203
Total comprehensive income (loss)	103	862
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	1	(30)
Total comprehensive income (loss) attributable to Bunge	$104	$832
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,939	$2,602
Trade accounts receivable (less allowances of $100 and $104) (Note 4)	2,285	2,592
Inventories (Note 5)	7,505	7,105
Other current assets (Note 6)	4,011	4,051
Total current assets	16,740	16,350
Property, plant and equipment, net	4,620	4,541
Operating lease assets	922	926
Goodwill	480	489
Other intangible assets, net	380	398
Investments in affiliates	1,296	1,280
Deferred income taxes	743	773
Other non-current assets (Note 7)	640	615
Total assets	$25,821	$25,372
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$1,010	$797
Current portion of long-term debt (Note 13)	6	5
Trade accounts payable (includes $1,178 and $823 carried at fair value) (Note 11)	4,503	3,664
Current operating lease obligations	315	308
Other current liabilities (Note 10)	2,595	2,913
Total current liabilities	8,429	7,687
Long-term debt (Note 13)	4,079	4,080
Deferred income taxes	385	400
Non-current operating lease obligations	557	566
Other non-current liabilities (Note 16)	842	824
Redeemable noncontrolling interest	1	1
Equity (Note 17):
Registered shares, par value $.01; authorized not issued – 80,714,736 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2024 – 141,582,461 shares, 2023 – 145,319,668 shares	1	1
Additional paid-in capital	5,854	5,900
Retained earnings	12,321	12,077
Accumulated other comprehensive income (loss) (Note 17)	(6,194)	(6,054)
Treasury shares, at cost; 2024 - 19,847,011 shares and 2023 - 16,109,804 shares	(1,431)	(1,073)
Total Bunge shareholders’ equity	10,551	10,851
Noncontrolling interests	977	963
Total equity	11,528	11,814
Total liabilities, redeemable noncontrolling interest and equity	$25,821	$25,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$252	$659
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(2)	(50)
Depreciation, depletion and amortization	112	102
Share-based compensation expense	17	17
Deferred income tax expense (benefit)	(10)	11
Results from affiliates	(8)	(19)
Other, net	23	10
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	284	5
Inventories	(484)	(434)
Secured advances to suppliers	34	15
Trade accounts payable and accrued liabilities	774	802
Advances on sales	(30)	(119)
Net unrealized (gains) losses on derivative contracts	249	(424)
Margin deposits	(227)	141
Recoverable and income taxes, net	(11)	128
Marketable securities	(6)	13
Other, net	27	74
Cash provided by (used for) operating activities	994	931
INVESTING ACTIVITIES
Payments made for capital expenditures	(236)	(173)
Proceeds from investments	239	1
Payments for investments	(351)	(4)
Settlements of net investment hedges	(9)	—
Proceeds from beneficial interest in securitized trade receivables	—	61
Proceeds from disposals of businesses and property, plant and equipment	—	159
Payments for investments in affiliates	(16)	(94)
Other, net	(23)	95
Cash provided by (used for) investing activities	(396)	45
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	219	7
Proceeds from short-term debt with maturities greater than three months	238	154
Repayments of short-term debt with maturities greater than three months	(233)	(158)
Proceeds from long-term debt	15	1,000
Repayments of long-term debt	(1)	(1)
Repurchases of registered shares	(400)	—
Dividends paid to registered and common shareholders	(95)	(94)
Capital contributions from (Return of capital to) noncontrolling interest	15	2
Other, net	(17)	(9)
Cash provided by (used for) financing activities	(259)	901
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(9)	28
Net increase (decrease) in cash and cash equivalents and restricted cash	330	1,905
Cash and cash equivalents, and restricted cash - beginning of period	2,623	1,152
Cash and cash equivalents, and restricted cash - end of period	$2,953	$3,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net income (loss)	—	—	—	—	—	—	244	—	8	252
Other comprehensive income (loss)	—	—	—	—	—	—	—	(140)	(9)	(149)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	15	15
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Repurchase of registered shares	—	(4,376,974)	—	4,376,974	(400)	—	—	—	—	(400)
Issuance of registered shares, including stock dividends	—	639,767	—	(639,767)	42	(63)	—	—	—	(21)
Balance, March 31, 2024	$1	141,582,461	$1	19,847,011	$(1,431)	$5,854	$12,321	$(6,194)	$977	$11,528

		Common Shares		Treasury Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	149,907,932	$1	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956
Net income (loss)	—	—	—	—	—	—	632	—	27	659
Other comprehensive income (loss)	—	—	—	—	—	—	—	200	3	203
Dividends on common shares, $0.625 per share	—	—	—	—	—	—	(94)	—	—	(94)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	2	2
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Issuance of common shares, including stock dividends	—	677,581	—	—	—	(21)	(3)	—	—	(24)
Balance, March 31, 2023	$4	150,585,513	$1	18,835,812	$(1,320)	$6,688	$10,757	$(6,171)	$764	$10,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2023 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, forming part of Bunge’s 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
On November 1, 2023, Bunge Global SA completed the change of jurisdiction of incorporation of its group holding company from Bermuda to Switzerland (the "Redomestication"). The Redomestication, as approved by our shareholders, was effected pursuant to a scheme of arrangement under Bermuda law. Each common share of Bunge Limited, par value $0.01 per share, was cancelled in exchange for an equal number of registered shares of Bunge Global SA, par value $0.01 per share (the "registered shares"). The registered shares began trading on the New York Stock Exchange (the "NYSE") under the symbol "BG" on November 1, 2023, which is the same symbol under which the Bunge Limited shares were previously traded. References to the term "shares" refer to Bunge Limited common shares prior to the Redomestication and to Bunge Global SA registered shares after the Redomestication, unless otherwise specified.
Cash, Cash Equivalents, and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash, reported within the condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$2,939	$3,052
Restricted cash included in Other current assets	14	5
Total	$2,953	$3,057
Cash paid for income taxes, net of refunds received, was $102 million and $39 million for the three months ended March 31, 2024, and 2023, respectively. Cash paid for interest expense was $102 million and $94 million for the three months ended March 31, 2024, and 2023, respectively.

New Accounting Pronouncements and Disclosure Rules
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The rules are effective beginning with annual periods ending December 31, 2025, pending resolution of the stay. Bunge is currently evaluating the impact of the rules on the Company’s disclosures.
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

2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Viterra Limited Business Combination Agreement
On June 13, 2023, Bunge entered into a definitive business combination agreement (the "Business Combination Agreement") with Viterra Limited ("Viterra") and its shareholders including certain affiliates of Glencore PLC, Canada Pension Plan Investment Board, and British Columbia Investment Management Corporation (collectively, the "Sellers"), to acquire Viterra in a stock and cash transaction (the "Acquisition"). Bunge shareholders approved the Acquisition at the Extraordinary General Meeting held October 5, 2023. The Acquisition of Viterra by Bunge will create an innovative global agribusiness company well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $6.7 billion as of March 31, 2024 and receive approximately $2.0 billion in cash (collectively the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
In connection with the execution of the Business Combination Agreement, Bunge has secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration and the remainder for repayment of certain indebtedness of Viterra, which is expected to be repaid at closing. See Note 13 - Debt for further information.
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
Additionally, on June 12, 2023 in contemplation of the Business Combination Agreement, Bunge Limited's Board of Directors approved a $1.7 billion expansion of the existing share repurchase program for the repurchase of Bunge's issued and outstanding shares. Approximately $300 million remained outstanding under the existing program prior to the expansion of the program, resulting in an aggregate program size of up to $2.0 billion of repurchases of Bunge's issued and outstanding shares. Since June 13, 2023, Bunge repurchased 9,784,835 shares for $1.0 billion. Therefore, as of March 31, 2024, $1.0 billion remains outstanding for repurchases under the program. See Note 17 - Equity for further details on share repurchases.
CJ Latam and Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, “CJ”) for a total cash consideration of approximately $510 million to be adjusted for net debt, plus an additional sum in consideration for the value of net working capital. Operations of CJ primarily consist of an oilseed processing facility located in Brazil. Bunge expects to finance the transaction through cash from operations and existing financing facilities. The acquisition is expected to close as early as mid-2024, subject to customary closing conditions.
Dispositions
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol") whereby Bunge will divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"), in exchange for $300 million plus up to $40 million in contingent payments, as well as certain adjustments in consideration, including net working capital and net debt, among other items. BISA operates three industrial facilities in the Iberian Peninsula. The transaction is expected to close in late 2024, subject to customary closing conditions.

3.    TRADE STRUCTURED FINANCE PROGRAM
The Company engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which the Company generally obtains U.S. dollar and foreign currency-denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, and time deposits denominated in U.S. dollars and foreign currencies, as well as foreign exchange forward contracts, in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
            As of March 31, 2024 and December 31, 2023, time deposits and LCs of $7,405 million and $6,880 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At March 31, 2024 and December 31, 2023, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.71% and 5.77%, respectively. During the three months ended March 31, 2024 and 2023, total net proceeds from issuances of LCs were $1,910 million and $1,381 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of March 31, 2024 or December 31, 2023. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three month periods ended March 31, 2024 and 2023.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Three Months Ended March 31, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	12	—	12
Recoveries	(12)	—	(12)
Write-offs charged against the allowance	(4)	(1)	(5)
Foreign exchange translation differences	—	(1)	(1)
Allowance as of March 31, 2024	$100	$30	$130

(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Three Months Ended March 31, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	15	—	15
Recoveries	(17)	—	(17)
Write-offs charged against the allowance	—	(12)	(12)
Foreign exchange translation differences	1	—	1
Allowance as of March 31, 2023	$89	$34	$123
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

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
The Program provides for funding of up to $1.5 billion and from time to time with the consent of the administrative agent, Bunge may request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $1 billion pursuant to an accordion provision. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on December 17, 2024, with a feature that permits Bunge to request 364-day extensions. The Program includes sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance relative to certain sustainability targets, including, but not limited to, science-based targets ("SBTs") that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.
Under the Program's pledge structure, Bunge Securitization B.V. ("BSBV"), a consolidated bankruptcy remote special purpose entity, transfers certain trade receivables to the Purchasers in exchange for a cash payment up to the aggregate size of the Program. Bunge also retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s condensed consolidated statements of cash flows.

(US$ in millions)	March 31, 2024	December 31, 2023
Receivables sold which were derecognized from Bunge's balance sheet	$1,180	$1,230
Receivables pledged to the administrative agent and included in Trade accounts receivable	$215	$343
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2024	2023
Gross receivables sold	$2,925	$3,635
Proceeds received in cash related to transfers of receivables	$2,915	$3,594
Cash collections from customers on receivables previously sold	$2,975	$3,635
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$10	$13

5.    INVENTORIES
Inventories by segment consists of the following:

(US$ in millions)	March 31, 2024	December 31, 2023
Agribusiness	$6,256	$5,830
Refined and Specialty Oils	1,072	1,096
Milling	172	175
Corporate and Other	5	4
Total	$7,505	$7,105
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.
RMI by segment consists of the following:

(US$ in millions)	March 31, 2024	December 31, 2023
Agribusiness(1)	$5,896	$5,519
Refined and Specialty Oils	304	302
Milling	18	16
Total	$6,218	$5,837
(1)    The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing. Included in RMI is $4,785 million and $4,242 million attributable to merchandising activities at March 31, 2024, and December 31, 2023, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2024	December 31, 2023
Unrealized gains on derivative contracts, at fair value	$1,217	$1,481
Prepaid commodity purchase contracts (1)	307	320
Secured advances to suppliers, net (2)	421	462
Recoverable taxes, net	365	378
Margin deposits	845	618
Marketable securities and other short-term investments (3)	199	105
Income taxes receivable	64	54
Prepaid expenses	310	346
Restricted cash	14	21
Other	269	266
Total	$4,011	$4,051
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $7 million and $8 million at March 31, 2024, and December 31, 2023, respectively.
(-)    Interest earned on secured advances to suppliers of $10 million and $7 million for the three months ended March 31, 2024, and 2023, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	March 31, 2024	December 31, 2023
Foreign government securities	$142	$39
Equity securities	24	28
Other	33	38
Total	$199	$105
As of March 31, 2024, and December 31, 2023, $167 million and $67 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended March 31, 2024, and 2023, unrealized losses of $1 million and $7 million, respectively, have been recognized in Other income (expense) - net for investments held at March 31, 2024, and 2023.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2024	December 31, 2023
Recoverable taxes, net (1)	$22	$25
Judicial deposits (1)	116	120
Other long-term receivables, net (2)	45	16
Income taxes receivable (1)	128	136
Long-term investments (3)	159	142
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	42	43
Unrealized gains on derivative contracts, at fair value	1	1
Other	119	124
Total	$640	$615
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of March 31, 2024, and December 31, 2023, $12 million of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $14 million and $13 million at March 31, 2024, and December 31, 2023, respectively.
Judicial deposits - Judicial deposits are funds the Company has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable - Income taxes receivable include overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be used for the settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the Selic rate.
Long-term investments - Long-term investments primarily comprise Bunge's noncontrolling equity investments in growth stage agribusiness and food companies held by Bunge Ventures.
Affiliate loans receivable - Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of greater than one year.
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6 - Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2024, and the year ended December 31, 2023, was $73 million and $88 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2024		December 31, 2023
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$29	$29	$30	$30
Renegotiated amounts	2	2	2	1
For which no allowance has been provided:
Legal collection process (1)	18	—	19	—
Renegotiated amounts (2)	6	—	5	—
Other long-term receivables (3)	18	—	18	—
Total	$73	$31	$74	$31
(1)    All amounts in legal collection processes are considered past due upon initiation of legal action.
(2)    These renegotiated amounts are current on repayment terms.
(3)    New advances expected to be realized through farmer commitments to deliver agricultural commodities in crop periods greater than twelve months from the balance sheet date. Such advances are reclassified from Other non-current assets to Other current assets in later periods depending on the expected date of their realization.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2024	2023
Allowance as of January 1	$31	$36
Bad debt provisions	1	—
Recoveries	—	—
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	(1)	1
Allowance as of March 31	$31	$37

8.    VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. The agreement requires Bunge to make future installment payments for the Option which will be utilized, in part, to fund terminal construction. TGSC is a variable interest entity ("VIE") as a result of having insufficient equity at risk. Bunge is the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity. As all of TGSC’s equity is held by a third-party, Bunge reflects all TGSC earnings and equity as attributable to noncontrolling interests in the condensed consolidated statements of income and condensed consolidated balance sheets, respectively.
Further, Bunge Chevron Ag Renewables LLC (the "Joint Venture") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of the Joint Venture as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by the Joint Venture, among other factors.

The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table.

(US$ in millions)	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$628	$606
Trade accounts receivable	1	1
Inventories	51	76
Other current assets	57	146
Total current assets	737	829
Property, plant and equipment, net	230	196
Other intangible assets, net	88	91
Total assets	$1,055	$1,116

Current liabilities:
Trade accounts payable and accrued liabilities	$40	$70
Other current liabilities	55	143
Total current liabilities	95	213
Long-term debt	50	44
Other non-current liabilities	6	5
Total liabilities	$151	$262
Non-Consolidated Variable Interest Entities
In the first quarter of 2024, Bunge's maximum exposure to loss associated with VIEs for which Bunge has determined it is not the primary beneficiary increased approximately $96 million as a result of certain future commitments related to an unconsolidated VIE.
For additional information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company's related maximum exposure to losses associated with such investments, please refer to Note 11 - Investments in Affiliates and Variable Interest Entities, included in the Company's 2023 Annual Report on Form 10-K.

9.    INCOME TAXES
Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, results from jurisdictions projecting a loss for the year where no tax benefit can be recognized are treated discretely in the interim period in which they occur. The effective tax rate is highly dependent on the geographic distribution of the Company’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate, including the realizability of deferred tax assets, and adjusts estimates accordingly. Volatility in earnings within a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted.
Income tax expense for the three months ended March 31, 2024, and 2023, was $117 million and 183 million, respectively. The effective tax rate for the three months ended March 31, 2024, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and unfavorable adjustments related to foreign currency fluctuations in South America. The effective tax rate for the three months ended March 31, 2023, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings.

As a global enterprise, the Company files income tax returns that are subject to periodic examination and challenge by federal, state, and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. The Company is currently under examination or litigation in various locations throughout the world. While it is difficult to predict the outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2024	December 31, 2023
Unrealized losses on derivative contracts, at fair value	$995	$1,038
Accrued liabilities	705	865
Advances on sales (1)	430	463
Income tax payable	231	238
Other	234	309
Total	$2,595	$2,913
(1)    The Company records advances on sales when cash payments are received in advance of the Company’s performance and recognizes revenue once the related performance obligation is completed. Advances on sales are impacted by the seasonality of Bunge's business, including the timing of harvests in the northern and southern hemispheres, and amounts at each balance sheet date will generally be recognized in earnings within twelve months or less.

11.    FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as Trade accounts receivable and Trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, Trade accounts payable, and Short-term debt are generally stated at their carrying value, which is a reasonable estimate of fair value. See Note 3 - Trade Structured Finance Program for trade structured finance program, Note 7 - Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 13 - Debt for Long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
    The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

Level	Description	Financial Instrument (Assets / Liabilities)
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities.	Exchange traded derivative contracts. Marketable securities in active markets.
Level 2	Observable inputs, including adjusted Level 1 quotes, quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.	Exchange traded derivative contracts (less liquid markets).

Readily marketable inventories.

Over-the-counter ("OTC") commodity purchase and sales contracts.

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
In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.
For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2023 Annual Report on Form 10-K.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2024				December 31, 2023
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$93	$—	$408	$315	$149	$—	$464
Readily marketable inventories (Note 5)	—	5,242	976	6,218	—	5,175	662	5,837
Trade accounts receivable (1)	—	1	—	1	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	4	—	4	—	12	—	12
Foreign exchange	—	193	—	193	—	253	—	253
Commodities	94	691	44	829	198	737	88	1,023
Freight	90	—	—	90	80	—	—	80
Energy	99	—	—	99	114	—	—	114
Credit	—	3	—	3	—	—	—	—
Other (3)	133	46	—	179	40	39	—	79
Total assets	$731	$6,273	$1,020	$8,024	$747	$6,366	$750	$7,863
Liabilities:
Trade accounts payable (1)	$—	$574	$604	$1,178	$—	$591	$232	$823
Unrealized loss on derivative contracts (4):
Interest rate	—	295	—	295	1	273	—	274
Foreign exchange	—	151	—	151	—	223	—	223
Commodities	105	509	18	632	166	417	17	600
Freight	109	—	—	109	68	—	—	68
Energy	94	—	—	94	132	1	—	133
Credit	—	3	—	3	—	—	—	—
Total liabilities	$308	$1,532	$622	$2,462	$367	$1,505	$249	$2,121
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million included in Other non-current assets at March 31, 2024, and December 31, 2023, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $289 million and $260 million included in Other non-current liabilities at March 31, 2024, and December 31, 2023, respectively.
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
If the Company used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and RMI at fair value in the condensed consolidated balance sheets and condensed consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and RMI at fair value in the condensed consolidated balance sheets and condensed consolidated statements of income could differ.
Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments, primarily relating to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
OTC derivative contracts include swaps, options, and structured transactions that are generally fair valued using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices, and indices, to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.
Marketable securities and investments—Comprise foreign government securities, corporate debt securities, deposits, equity securities, and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less liquid prices are valued using third-party quotes or pricing models and classified as Level 2 or Level 3 as described below.
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
Level 3 Readily marketable inventories and Trade accounts payable—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and Trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sales contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the prices of these unobservable inputs alone would not be expected to have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes, and locations.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024, and 2023. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2024
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2024	$662	$71	$(232)	$501
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	219	(45)	7	181
Purchases	749	—	(382)	367
Sales	(602)	—	—	(602)
Settlements	—	—	73	73
Transfers into Level 3	412	5	(87)	330
Transfers out of Level 3	(452)	(5)	10	(447)
Translation adjustment	(12)	—	7	(5)
Balance, March 31, 2024	$976	$26	$(604)	$398
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $214 million, $(26) million and $7 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2024.
(2)    Effective January 1, 2024, the Company changed its reporting of purchases and sales activity within the readily marketable inventories Level 3 reconciliation to align with the Company's value chain trade flows and intended use, which had no net impact on Level 3 readily marketable inventories period end balances. Prior period activity has been reclassified to conform to current presentation.

	Three Months Ended March 31, 2023
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Other (3)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	173	(15)	9	—	167
Purchases	1,221	—	(340)	—	881
Sales	(821)	—	—	—	(821)
Settlements	—	—	40	—	40
Transfers into Level 3	844	3	(71)	—	776
Transfers out of Level 3	(526)	8	—	—	(518)
Translation adjustment	5	—	(2)	—	3
Balance, March 31, 2023	$1,308	$47	$(494)	$27	$888
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $215 million, $(6) million and $9 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2023.
(2)    Effective January 1, 2024, the Company changed its reporting of purchases and sales activity within the readily marketable inventories Level 3 reconciliation to align with the Company's value chain trade flows and intended use, which had no net impact on Level 3 readily marketable inventories period end balances. Prior period activity has been reclassified to conform to current presentation.
(3)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are zero mark-to-market gains/(losses) related to securities still held at March 31, 2023.

12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of those hedges the Company enters into qualify for hedge accounting ("Hedge Accounting Derivatives") and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting ("Economic Hedge Derivatives"). As these derivatives impact the financial statements in different ways, they are discussed separately below.
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
Fair value hedges - These derivatives are used to hedge the effect of interest rate and currency exchange rate changes on certain long-term debt. Under fair value hedge accounting, the derivative is measured at fair value and the carrying value of hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. In other words, the earnings effect of a change in the fair value of the derivative will be substantially offset by the earnings effect of the change in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. For cross currency swaps, the changes in currency risk on the derivative are recognized in Foreign exchange gains (losses) – net, and the changes in interest rate risk are recognized in Interest expense. Changes in basis risk are held in Accumulated other comprehensive income (loss) until realized through the coupon.
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2024. Of the amount currently in Accumulated other comprehensive income (loss), less than $1 million of deferred gains are expected to be reclassified to earnings in the next twelve months.
Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards for which the currency risk is remeasured through Accumulated other comprehensive income (loss). For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
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

(US$ in millions)	March 31, 2024	December 31, 2023	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$2,900	$2,900	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(289)	$(260)	$ Notional
Carrying value of hedged debt	$2,598	$2,625	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$9	$54	$ Notional
Foreign currency option - notional amount	$123	$99	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,031	$1,112	$ Notional

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
Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company's global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange (losses) gains – net when hedging monetary exposures.
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
The Company uses derivative instruments referred to as forward freight agreements ("FFAs") and FFA options to hedge portions of its current and anticipated ocean freight costs. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The Company uses energy derivative instruments to manage its exposure to volatility in energy costs. Hedges may be entered into for natural gas, electricity, coal and fuel oil, including bunker fuel. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The Company may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives to manage its exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The table below summarizes the volume of economic derivatives as of March 31, 2024, and December 31, 2023. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2024		2023		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$577	$(1,708)	$935	$(1,465)	$ Notional
Futures	$—	$(324)	$—	$(612)	$ Notional
Forwards	$402	$(402)	$416	$(416)	$ Notional
Options	$—	$—	$—	$(3)	$ Notional
Currency
Forwards	$9,839	$(12,288)	$8,808	$(10,356)	$ Notional
Swaps	$1,635	$(787)	$1,357	$(324)	$ Notional
Futures	$—	$(3)	$—	$(2)	$ Notional
Options	$15	$(8)	$5	$(5)	Delta
Agricultural commodities
Forwards	37,576,176	(31,425,698)	25,588,125	(34,163,143)	Metric Tons
Futures	—	(2,486,863)	—	(1,224,688)	Metric Tons
Options	11,005	(408,834)	29,420	(615,937)	Metric Tons
Ocean freight
FFA	—	(14,368)	—	(4,965)	Hire Days
Natural gas
Forwards	1,200	(400)	300	—	MMBtus
Swaps	—	—	778,436	—	MMBtus
Futures	12,560,498	—	12,715,588	—	MMBtus
Options	—	(5,134,932)	—	(2,923,438)	MMBtus
Electricity
Futures	—	(240,214)	—	(281,511)	Mwh
Energy - other
Swaps	159,517	—	202,716	—	Metric Tons
Options	—	—	40,920	—	Metric Tons
Energy - CO2
Futures	300,000	—	675,000	—	Metric Tons
Options	350,000	—	400,000	—	Metric Tons
Other
Swaps and futures	$90	$(95)	$100	$(106)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2024, and 2023.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2024	2023
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$—	$1

Cost of goods sold
Hedge accounting	Foreign currency	$1	$1
Economic hedges	Foreign currency	18	84
	Commodities	—	396
	Other (1)	(149)	(9)
Total Cost of goods sold		$(130)	$472

Interest expense
Hedge accounting	Interest rate	$(31)	$(33)
Economic hedges	Interest rate	—	2
Total Interest expense		$(31)	$(31)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$—	$(2)
Economic hedges	Foreign currency	(26)	33
Total Foreign exchange (losses) gains – net		$(26)	$31

Other income (expense)
Economic hedges	Interest rate	$—	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$10	$(5)
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$28	$(21)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$3	$(1)
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	March 31, 2024	December 31, 2023
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$—
Commercial paper (1)	—	—
Other short-term debt	1,010	797
Total Short-term debt	1,010	797
Current portion of long-term debt	6	5
Total Short-term debt and Current portion of long-term debt (2)	1,016	802
Long-term debt: (3)
Term loan due 2025 - SOFR plus 0.90%	750	750
Term loan due 2027 - SOFR plus 1.125%	250	250
Term loan due 2028 - SOFR plus 1.325%	249	249
1.63% Senior Notes due 2025	599	598
3.25% Senior Notes due 2026	698	698
3.75% Senior Notes due 2027	598	597
2.75% Senior Notes due 2031	992	991
Cumulative adjustment to long-term debt from application of hedge accounting	(289)	(260)
Other long-term debt	238	212
Subtotal (4)	4,085	4,085
Less: Current portion of long-term debt	(6)	(5)
Total Long-term debt (5)	4,079	4,080
Total debt	$5,095	$4,882
(1)    On April 12, 2024, Bunge increased the aggregate size of its existing commercial paper program by $1 billion to an aggregate of $2 billion.
(2)    Includes secured debt of $210 million and $200 million at March 31, 2024, and December 31, 2023, respectively.
(3)    Variable interest rates are as of March 31, 2024.
(4)    The fair value (Level 2) of long-term debt, including current portion, is $4,143 million and $4,125 million at March 31, 2024, and December 31, 2023, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(5)    Includes secured debt of $120 million and $100 million at March 31, 2024, and December 31, 2023, respectively.
Updates to Revolving Credit Facilities
On March 1, 2024, Bunge entered into an unsecured $3.2 billion 5-year revolving credit agreement (the "$3.2 Billion Revolving Credit Agreement") with a group of lenders, maturing on March 1, 2029. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $1.5 billion, pursuant to an accordion provision. Current commitments in the aggregate amount of $1.95 billion are available to be drawn. Incremental commitments in the aggregate amount of $1.25 billion are available to be drawn on and after the date Bunge completes its acquisition of Viterra, subject to the satisfaction of certain conditions. Therefore, upon completion of the acquisition of Viterra, the total committed capacity will be an aggregate of $3.2 billion. The $3.2 Billion Revolving Credit Agreement replaced an existing $1.95 billion 5-year revolving credit agreement which was terminated on March 1, 2024.

On March 1, 2024, Bunge exercised the accordion provision set forth in its existing unsecured $1.75 billion 3-year revolving facility agreement (as amended, the "$3.5 Billion Revolving Facility Agreement") in an aggregate amount of additional committed capacity of $1.75 billion which is available to be drawn on and after the date Bunge completes its acquisition of Viterra. Upon completion of the acquisition of Viterra, the total committed capacity will be an aggregate of $3.5 billion. The funding cost is also subject to certain premiums or discounts tied to certain sustainability criteria, including, but not limited to, SBTs that define Bunge’s climate goals within its operations and a commitment to eliminate deforestation in its supply chains in 2025. The $3.5 Billion Revolving Credit Agreement matures on October 6, 2026.
Further, on April 12, 2024, Bunge amended and restated its existing $1.1 billion 364-day revolving credit agreement (the “$1.1 Billion 364-day Revolving Credit Agreement”) with a group of lenders, to extend the maturity date from June 19, 2024 to April 11, 2025. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 364-day Revolving Credit Agreement by an aggregate amount up to $250 million, pursuant to an accordion provision.
Viterra Acquisition Financing
As described in Note 2 - Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the Acquisition. The $7.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the Acquisition.

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 10% or less of total Cost of goods sold for the three months ended March 31, 2024, and 2023. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three months ended March 31, 2024, and 2023.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2024, and 2023, such services were not material to the Company's consolidated results.
At March 31, 2024, and December 31, 2023, receivables related to the above related party transactions comprised approximately 3% or less of total Trade accounts receivable. At March 31, 2024, and December 31, 2023, payables related to the above related party transactions comprised approximately 4% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At March 31, 2024, and December 31, 2023, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 6% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2023. Included in Other non-current liabilities as of March 31, 2024, and December 31, 2023, are the following amounts related to these matters:

(US$ in millions)	March 31, 2024	December 31, 2023
Non-income tax claims	$25	$19
Labor claims	64	66
Civil and other claims	107	114
Total	$196	$199
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amounts.
As of March 31, 2024, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	March 31, 2024	December 31, 2023
ICMS	1990 to Present	$200	$212
PIS/COFINS	2002 to Present	$424	$438
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2024:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$—	$91
Residual value guarantee (2)	—	385
Russia disposition indemnity (3)	9	235
Other guarantees	—	9
Total	$9	$720
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such guaranteed debt facilities at March 31, 2024, Bunge's potential liability was $60 million, and it has recorded less than $1 million of obligations related to these guarantees within Other current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At March 31, 2024, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)    On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's Russian subsidiary. The indemnity expires on February 2, 2030. As of March 31, 2024, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	March 31, 2024	December 31, 2023
Labor, legal, and other provisions	$214	$218
Pension and post-retirement obligations	167	170
Uncertain income tax positions (1)	68	68
Unrealized losses on derivative contracts, at fair value (2)	289	260
Other	104	108
Total	$842	$824
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the three months ended March 31, 2024, Bunge repurchased 4,376,974 shares for $400 million. As of March 31, 2024, 11,893,950 shares were repurchased for $1.2 billion and $1.0 billion remained outstanding for repurchases under the program.
Dividends on registered shares — Dividend distributions occurring after the Redomestication are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. Upon approval by shareholders at the Annual General Meeting, scheduled for Wednesday, May 15, 2024, the obligation will be reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. Bunge expects to make dividend distributions in four equal quarterly installments on dates determined by the Board of Directors.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(5,489)	$(445)	$(120)	$(6,054)
Other comprehensive income (loss) before reclassifications	(175)	38	—	(137)
Amount reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Balance, March 31, 2024	$(5,664)	$(410)	$(120)	$(6,194)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	122	(26)	—	96
Amount reclassified from accumulated other comprehensive income (loss)	103	1	—	104
Balance, March 31, 2023	$(5,701)	$(368)	$(102)	$(6,171)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s common shares prior to the Redomestication and Bunge’s registered shares after the Redomestication.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(US$ in millions, except for share data)	2024	2023
Net income (loss) attributable to Bunge shareholders	$244	$632

Weighted-average number of shares outstanding:
Basic	143,501,016	150,079,448
Effect of dilutive shares:
—stock options and awards (1)	1,913,123	2,184,544
Diluted	145,414,139	152,263,992

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$1.70	$4.21
Net income (loss) attributable to Bunge shareholders—diluted	$1.68	$4.15
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three months ended March 31, 2024, and 2023.

19.    SEGMENT INFORMATION
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
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").

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
Transfers between segments are generally valued at market. Segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended March 31, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,740	$3,240	$381	$43	$13	$—	$13,417
Inter–segment revenues	1,756	71	70	—	—	(1,897)	—
Cost of goods sold	(9,286)	(2,881)	(321)	(42)	(11)	—	(12,541)
Gross profit	454	359	60	1	2	—	876
Selling, general and administrative expenses	(155)	(100)	(25)	—	(159)	—	(439)
Foreign exchange (losses) gains – net	(62)	(11)	—	—	(5)	—	(78)
EBIT - Noncontrolling interests (1)	3	(6)	—	—	1	—	(2)
Other income (expense) - net	53	(16)	(2)	—	33	—	68
Income (loss) from affiliates	(15)	—	—	23	—	—	8
Total Segment EBIT (2)	278	226	33	24	(128)	—	433
Total assets	16,529	3,907	944	502	3,939	—	25,821

	Three Months Ended March 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$10,852	$3,888	$515	$64	$9	$—	$15,328
Inter–segment revenues	2,156	37	164	—	—	(2,357)	—
Cost of goods sold	(10,044)	(3,546)	(484)	(64)	(9)	—	(14,147)
Gross profit	808	342	31	—	—	—	1,181
Selling, general and administrative expenses	(132)	(95)	(21)	—	(105)	—	(353)
Foreign exchange (losses) gains – net	39	5	—	—	5	—	49
EBIT - Noncontrolling interests (1)	(21)	(4)	—	—	—	—	(25)
Other income (expense) - net	11	(15)	(1)	—	20	—	15
Income (loss) from affiliates	—	—	—	19	—	—	19
Total Segment EBIT (2)	705	233	9	19	(80)	—	886
Total assets	17,366	3,656	1,157	334	4,597	—	27,110

(1)     Includes Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.

(2)     Total Segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes Total Segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Total Segment EBIT to Net income (loss) attributable to Bunge in the table below.
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2024	2023
Net income (loss) attributable to Bunge	$244	$632
Interest income	(42)	(43)
Interest expense	108	112
Income tax expense (benefit)	117	183
Noncontrolling interests' share of interest and tax	6	2
Total Segment EBIT	$433	$886
The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging ("ASC 815") and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). The following tables provide a disaggregation of Net sales to external customers between sales from commodity contracts (ASC 815) and sales from contracts with customers (ASC 606):

	Three Months Ended March 31, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,285	$146	$—	$42	$—	$9,473
Sales from contracts with customers (ASC 606)	455	3,094	381	1	13	3,944
Net sales to external customers	$9,740	$3,240	$381	$43	$13	$13,417

	Three Months Ended March 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,288	$178	$74	$64	$—	$10,604
Sales from contracts with customers (ASC 606)	564	3,710	441	—	9	4,724
Net sales to external customers	$10,852	$3,888	$515	$64	$9	$15,328

Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Form 10-Q includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. The following factors, among others, could cause actual results to differ from these forward looking statements:

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
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2024 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2023, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended March 31, 2024, for a discussion of our internal controls over financial reporting.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT, and Total Segment EBIT to evaluate segment operating performance of Bunge’s Core reportable segments, Non-core reportable segments, and Total reportable segments together with Corporate and Other. Core Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core Segment EBIT is the EBIT of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the EBIT of Bunge’s Core and Non-core reportable segments, together with Corporate and Other. Bunge’s management believes Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT and Total Segment EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income attributable to Bunge to Total Segment EBIT below.
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended March 31, 2024, Net income attributable to Bunge was $244 million, a decrease of $388 million compared to $632 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, was due to lower Segment EBIT in our Core segments and Corporate and Other, as further discussed in the Segment Overview & Results of Operations section below, partially offset by lower income tax expense as discussed further below.
Earnings Per Share - Diluted - For the three months ended March 31, 2024, Net income attributable to Bunge shareholders - diluted, was $1.68 per share, a decrease of $2.47 per share, compared to income of $4.15 per share for the three months ended March 31, 2023.
EBIT - For the three months ended March 31, 2024, Total Segment EBIT was $433 million, a decrease of $453 million compared to Total Segment EBIT of $886 million for the three months ended March 31, 2023. The decrease in Total Segment EBIT for the three months ended March 31, 2024, was due to lower Segment EBIT in our Core segments and Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $117 million for the three months ended March 31, 2024 compared to $183 million for the three months ended March 31, 2023. The decrease was primarily due to lower pre-tax income in 2024, partially offset by unfavorable discrete tax adjustments in 2024.
Liquidity and Capital Resources – At March 31, 2024, working capital, which equals Total current assets less Total current liabilities, was $8,311 million, a decrease of $321 million, compared to working capital of $8,632 million at March 31, 2023, and a decrease of $352 million, compared to working capital of $8,663 million at December 31, 2023. The decrease in working capital at March 31, 2024, compared to March 31, 2023, was primarily due to lower Trade accounts receivables, net and Inventories balances, partially offset by lower Trade accounts payable balances, all of which were primarily driven by lower commodity prices. The decrease in working capital at March 31, 2024, compared to December 31, 2023, was primarily due to higher Trade accounts payable balances as well as higher Short-term debt balances, partially offset by a higher Inventories balance as a result of increases in inventory volumes driven by the timing of the South American harvest.

Segment Overview & Results of Operations
Our operations are organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").
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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2024	2023
Net income (loss) attributable to Bunge	$244	$632
Interest income	(42)	(43)
Interest expense	108	112
Income tax expense (benefit)	117	183
Noncontrolling interests' share of interest and tax	6	2
Total Segment EBIT	$433	$886

Agribusiness Segment EBIT	278	705
Refined and Specialty Oils Segment EBIT	226	233
Milling Segment EBIT	33	9
Core Segment EBIT	537	947

Corporate and Other EBIT	(128)	(80)

Sugar and Bioenergy Segment EBIT	24	19
Non-core Segment EBIT	24	19

Total Segment EBIT	$433	$886

Core Segments

Agribusiness Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2024	2023	% Change
Volumes (in thousand metric tons)	20,192	18,386	10%
Net sales	$9,740	$10,852	(10)%
Cost of goods sold	(9,286)	(10,044)	(8)%
Gross profit	454	808	(44)%
Selling, general and administrative expense	(155)	(132)	17%
Foreign exchange (losses) gains – net	(62)	39	259%
EBIT attributable to noncontrolling interests	3	(21)	(114)%
Other income (expense) – net	53	11	382%
Income (loss) from affiliates	(15)	—	100%
Total Agribusiness Segment EBIT	$278	$705	(61)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Agribusiness segment Net sales decreased 10%, to $9,740 million for the three months ended March 31, 2024. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 12%, primarily due to lower average sales prices experienced in all regions for our global soybean oilseed processing businesses as well as our Europe softseed businesses, driven by relative price stabilization as a result of supply and demand rebalancing. The above decreases were slightly offset by higher volumes primarily driven from increased activity in our Europe softseed business at our Ukrainian facilities.
•In Merchandising, Net sales decreased 7%, primarily due to lower average sales prices in our global wheat, corn, and oils businesses. This decrease was partially offset by an increase in volumes, primarily due to fewer supply constraints compared to the prior period in our global corn, wheat, and oils businesses as well as an increase in our ocean freight business sales resulting from stronger execution.
Cost of goods sold decreased 8%, to $9,286 million for the three months ended March 31, 2024. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 7%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results in the current period as well as the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
•In Merchandising, Cost of goods sold decreased 8%, primarily due to the lower Net sales as well as favorable mark-to-market results.
Foreign exchange (losses) gains - net decreased 259% to a loss of $62 million for the three months ended March 31, 2024. The net loss in the current year was the result of losses in our Processing business, primarily due to the impact of a stronger U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Other income (expense) - net was income of $53 million for the three months ended March 31, 2024, compared to income of $11 million for the three months ended March 31, 2023. The increase was primarily in our Processing business, due to gains in Argentina related to foreign currency positioning.
Segment EBIT decreased 61%, to $278 million for the three months ended March 31, 2024. The net decrease was primarily due to the following:
•In Processing, a decrease of 72% was primarily due to lower Gross profit, driven by lower margins in our global soybean oilseed processing businesses as well as lower foreign exchange results as described above, partially offset by an increase in other income as highlighted above.
•In Merchandising, an increase of 44% was primarily due to higher Gross profit, driven by increased results in our ocean freight and global oil businesses.
Refined and Specialty Oils Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2024	2023	% Change
Volumes (in thousand metric tons)	2,195	2,146	2%
Net sales	$3,240	$3,888	(17)%
Cost of goods sold	(2,881)	(3,546)	(19)%
Gross profit	359	342	5%
Selling, general and administrative expense	(100)	(95)	5%
Foreign exchange (losses) gains – net	(11)	5	320%
EBIT attributable to noncontrolling interests	(6)	(4)	(50)%
Other income (expense) – net	(16)	(15)	(7)%
Income (loss) from affiliates	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$226	$233	(3)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Refined and Specialty Oils segment Net sales decreased 17%, to $3,240 million for the three months ended March 31, 2024. The decrease was primarily due to lower sales prices in all regions, driven by relative price stabilization and increased supply. Sales volumes were consistent with the prior period.
Cost of goods sold decreased 19%, to $2,881 million for the three months ended March 31, 2024. The decrease was primarily due to lower prices in all regions, as described for Net sales above, as well as favorable mark-to-market results.
Segment EBIT decreased 3% to $226 million for the three months ended March 31, 2024. Although Gross profit was higher compared to the prior period, unfavorable Foreign exchange (losses) gains -net, primarily driven by the devaluation of the Egyptian pound, resulted in an overall decrease in results.

Milling Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2024	2023	% Change
Volumes (in thousand metric tons)	874	821	6%
Net sales	$381	$515	(26)%
Cost of goods sold	(321)	(484)	(34)%
Gross profit	60	31	94%
Selling, general and administrative expense	(25)	(21)	19%
Foreign exchange (losses) gains – net	—	—	—%
EBIT attributable to noncontrolling interests	—	—	—%
Other income (expense) – net	(2)	(1)	100%
Income (loss) from affiliates	—	—	—%
Total Milling Segment EBIT	$33	$9	267%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Milling segment Net sales decreased 26%, to $381 million for the three months ended March 31, 2024. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by a slight increase in volumes across both regions.
Cost of goods sold decreased 34%, to $321 million for the three months ended March 31, 2024. The decrease was primarily due to lower sales prices, as described for Net sales above, as well as favorable mark-to-market results.
Segment EBIT increased 267%, to $33 million for the three months ended March 31, 2024. The increase was primarily due to higher Gross profit driven by South America, as described above.

Corporate and Other

	Three Months Ended March 31,
(US$ in millions)	2024	2023	% Change
Net sales	$13	$9	44%
Cost of goods sold	(11)	(9)	22%
Gross profit	2	—	100%
Selling, general and administrative expense	(159)	(105)	51%
Foreign exchange (losses) gains – net	(5)	5	200%
EBIT attributable to noncontrolling interests	1	—	100%
Other income (expense) – net	33	20	65%
Income (loss) from affiliates	—	—	—%
Total Corporate and Other EBIT	$(128)	$(80)	(60)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Corporate and Other EBIT decreased by 60%, to a loss of $128 million for the three months ended March 31, 2024. The decrease was primarily driven by increased SG&A expense, including $61 million related to acquisition and integration costs associated with the announced acquisition with Viterra.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended March 31,
(US$ in millions)	2024	2023	% Change
Net sales	$43	$64	(33)%
Cost of goods sold	(42)	(64)	(34)%
Gross profit	1	—	100%
Income (loss) from affiliates	23	19	21%
Total Sugar and Bioenergy Segment EBIT	$24	$19	26%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment EBIT increased 26%, to $24 million for the three months ended March 31, 2024. The increase was due to more favorable results from our equity investment in BP Bunge Bioenergia, primarily resulting from higher sugar sales prices and volumes, partially offset by lower ethanol prices.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2024	2023	% Change
Interest income	$42	$43	(2)%
Interest expense	(108)	(112)	(4)%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Interest income decreased 2%, to $42 million for the three months ended March 31, 2024. Interest expense decreased by (4)%, to $108 million for the three months ended March 31, 2024. Interest income and Interest expense are consistent with the prior period as a result of similar debt levels across periods.

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
Working Capital

	As of
(US$ in millions, except current ratio)	March 31, 2024	March 31, 2023	December 31, 2023
Cash and cash equivalents	$2,939	$3,052	$2,602
Trade accounts receivable, net	2,285	2,789	2,592
Inventories	7,505	8,952	7,105
Other current assets	4,011	4,247	4,051
Total current assets	$16,740	$19,040	$16,350
Short-term debt	$1,010	$540	$797
Current portion of long-term debt	6	868	5
Trade accounts payable	4,503	5,476	3,664
Current operating lease obligations	315	408	308
Other current liabilities	2,595	3,116	2,913
Total current liabilities	$8,429	$10,408	$7,687
Working capital(1)	$8,311	$8,632	$8,663
Current ratio(1)	1.99	1.83	2.13

(1)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $8,311 million at March 31, 2024, a decrease of $352 million from working capital of $8,663 million at December 31, 2023, and a decrease of $321 million from working capital of $8,632 million at March 31, 2023.
Cash and Cash Equivalents - Cash and cash equivalents were $2,939 million at March 31, 2024, an increase of $337 million from $2,602 million at December 31, 2023, and a decrease of $113 million from $3,052 million at March 31, 2023. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the three months ended March 31, 2024.
Trade accounts receivable, net - Trade accounts receivable, net were $2,285 million at March 31, 2024, a decrease of $307 million from $2,592 million at December 31, 2023, and a decrease of $504 million from $2,789 million at March 31, 2023. The decrease from December 31, 2023 and March 31, 2023, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $7,505 million at March 31, 2024, an increase of $400 million from $7,105 million at December 31, 2023, and a decrease of $1,447 million from $8,952 million at March 31, 2023. The increase from December 31, 2023 was primarily due to increased volumes in conjunction with the timing of the South American harvest. The decrease from March 31, 2023, was primarily due to lower average commodity prices partially offset by higher volumes as of March 31, 2024.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,218 million, $5,837 million, and $7,231 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $4,011 million at March 31, 2024, a decrease of $40 million from $4,051 million at December 31, 2023, and a decrease of $236 million from $4,247 million at March 31, 2023. The decrease from December 31, 2023, was primarily due to lower unrealized gains on derivative contracts at fair value, as well as a decrease in both secured advances to suppliers and prepaid expenses. The decrease was partially offset by an increase in margin deposits and marketable securities and other short-term investments. The decrease from March 31, 2023, was primarily due to significantly lower unrealized gains on derivative contracts, partially offset by increases in margin deposits, marketable securities and other short-term investments, and secured advances to suppliers.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $1,016 million at March 31, 2024, an increase of $214 million from $802 million at December 31, 2023, and a decrease of $392 million from $1,408 million at March 31, 2023. The higher short-term debt levels at March 31, 2024 compared to December 31, 2023 were due to higher borrowings by Bunge operating companies on local bank lines of credit to meet working capital funding requirement. The lower short-term debt levels compared to March 31, 2023 were driven by timing of payments due as well as an overall reduction of the Current portion of long-term debt.
Trade accounts payable - Trade accounts payable were $4,503 million at March 31, 2024, an increase of $839 million from $3,664 million at December 31, 2023, and a decrease of $973 million from $5,476 million at March 31, 2023. The increase from December 31, 2023 was primarily due to higher inventory volumes in conjunction with the South American harvest. The decrease from March 31, 2023, was primarily due to lower average inventory prices during the current period.
Other current liabilities - Other current liabilities were $2,595 million at March 31, 2024, a decrease of $318 million from $2,913 million at December 31, 2023, and a decrease of $521 million from $3,116 million at March 31, 2023. The decrease from December 31, 2023, was primarily due to lower accrued liability balances, as a result of the timing of payments related to the variable compensation plan, as well as lower unrealized losses on derivative contracts. The decrease from March 31, 2023, was primarily due to significantly lower unrealized losses on derivative contracts.
Debt
    As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At March 31, 2024, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Incremental Commitments(2)	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	March 31, 2024	March 31, 2024	March 31, 2024	December 31, 2023
$1.1 Billion 364-day Revolving Credit Agreement (3)	2025	$1,100	$—	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement (3)	2029	1,950	1,250	—	—
$3.5 Billion 3-year Revolving Facility Agreement (3)	2026	1,750	1,750	—	—
$865 Million 5-year Revolving Credit Agreement	2026	865	—	—	—
Total Revolving Credit Facilities		$5,665	$3,000	$—	$—

(1)The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
(2)Incremental commitments are available to be drawn on and after the date Bunge completes its acquisition of Viterra, subject to the satisfaction of certain conditions.
(3)See Note 13 - Debt for a description of current period activity related to these facilities.

Short and long-term debt —

	As of
US$ in millions	March 31, 2024	March 31, 2023	December 31, 2023
Short-term debt	$1,010	$540	$797
Long-term debt, including current portion	4,085	5,180	4,085
Total debt	$5,095	$5,720	$4,882
Average total debt outstanding for the period	$5,021	$5,335	$5,293
Our total debt was $5,095 million at March 31, 2024, an increase of $213 million from $4,882 million at December 31, 2023, and a decrease $625 million from $5,720 million at March 31, 2023. The higher total debt levels at March 31, 2024 compared to December 31, 2023 were primarily due to an increase in short-term bank borrowings as described above. The lower total debt levels compared to March 31, 2023, were due to an overall reduction of long-term debt, including the current portion driven by higher cash provided by working capital changes.
The following table summarizes additional information on our short-term debt at March 31, 2024.

(US$ in millions)	Outstanding Balance at March 31, 2024	Weighted Average Interest Rate at March 31, 2024	Highest Balance Outstanding During Quarter Ended March 31, 2024	Average Balance During Quarter Ended March 31, 2024	Weighted Average Interest Rate During Quarter Ended March 31, 2024
Bank borrowings (1)	$1,010	7.13%	$1,076	$946	7.35%
Commercial paper	—	—%	—	—	—%
Total	$1,010		$1,076	$946
(1)    Includes $190 million of local currency bank borrowings in certain Central and Eastern European as well as Asia-Pacific countries at a weighted average interest rate of 11.71% as of March 31, 2024.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At March 31, 2024, there were no borrowings outstanding under these bilateral short-term credit lines.
In addition, Bunge's operating companies had $1,010 million and $797 million in short-term borrowings outstanding from local bank lines of credit at March 31, 2024, and December 31, 2023, respectively, to support working capital requirements.

As described in Note 2 - Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing. For further details on the Acquisition Financing, refer to Note 13 - Debt. Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration and the remainder repayment of certain indebtedness of Viterra which is expected to be repaid at closing.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2024, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-2	BBB+	Positive
Moody’s	P-2	Baa2	Review for Upgrade
Fitch	F-2	BBB	Rating Watch Positive

(1)    Short-term debt rating applies only to the commercial paper program with Bunge Limited Finance Corp. as the issuer.

Following the announcement of the Acquisition, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a current standalone basis, and a pro-forma at closing basis. Based on its review, Standard and Poor's upgraded our credit rating to BBB+ and further placed us on positive outlook for an upgrade to A-. Moody’s kept our credit rating unchanged at Baa2 and placed us on a review for upgrade to Baa1. Fitch kept our credit rating unchanged at BBB and placed us on credit watch positive for an upgrade to BBB+. We expect Standard and Poor's, Moody’s, and Fitch to resolve their positive outlook, review for upgrade and credit watch positive status respectively at or before the closing date of the acquisition, based on a variety of factors including but not limited to our operating performance, our financial position and high certainty that the Acquisition will close.
Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase borrowing costs under our syndicated credit facilities (a credit rating upgrade, on the other hand, would reduce our borrowing cost) and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2024.

Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2024	December 31, 2023
Equity:
Registered shares	$1	$1
Additional paid-in capital	5,854	5,900
Retained earnings	12,321	12,077
Accumulated other comprehensive income (loss)	(6,194)	(6,054)
Treasury shares, at cost	(1,431)	(1,073)
Total Bunge shareholders’ equity	10,551	10,851
Noncontrolling interest	977	963
Total equity	$11,528	$11,814

Total Bunge shareholders’ equity was $10,551 million at March 31, 2024, compared to $10,851 million at December 31, 2023, a decrease of $300 million. The decrease was primarily due to $400 million in repurchases of registered shares, as described in Note 17 - Equity, and $140 million of loss in Other comprehensive income (loss), as described in Note 17 - Equity, partially offset by $244 million of Net income (loss) attributable to Bunge.
Share repurchase program - As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the three months ended March 31, 2024, Bunge repurchased 4,376,974 shares for $400 million. As of March 31, 2024, 11,893,950 shares were repurchased for $1.2 billion and $1.0 billion remained outstanding for repurchases under the program.

Cash Flows

	Three Months Ended March 31,
(US$ in millions)	2024	2023
Cash provided by (used for) operating activities	$994	$931
Cash provided by (used for) investing activities	(396)	45
Cash provided by (used for) financing activities	(259)	901
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9)	28
Net increase (decrease) in cash and cash equivalents and restricted cash	$330	$1,905
Our cash flows from operations vary depending on, among other items, the market prices and timing of purchases and sales of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to purchases and sales of our inventories.
During the three months ended March 31, 2024, our cash and cash equivalents and restricted cash increased by $330 million, compared to an increase of $1,905 million during the three months ended March 31, 2023.
Operating: Cash provided by operating activities was $994 million for the three months ended March 31, 2024, an increase of $63 million, compared to cash provided by operating activities of $931 million for the three months ended March 31, 2023. The increase was primarily driven by higher cash provided by working capital changes, as a result of commodity price fluctuations, partially offset by lower reported net income, as described above, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. We recorded a foreign currency gain on our debt of $2 million and $50 million, and for the three months ended March 31, 2024 and March 31, 2023, respectively, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $396 million for the three months ended March 31, 2024, a decrease of $441 million, compared to cash provided by investing activities of $45 million for the three months ended March 31, 2023. The decrease was primarily due to higher net payments for investments and higher capital expenditures.

Additionally, no proceeds were received from the disposal of businesses and property, plant and equipment during the three months ended March 31, 2024, as compared to proceeds received on the sale of our Russian oilseed business during the three months ended March 31, 2023.
Financing: Cash used for financing activities was $259 million for the three months ended March 31, 2024, a decrease of $1,160 million, compared to cash provided by financing activities of $901 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received net cash proceeds of short and long-term debt of $238 million, primarily, short-term borrowings from local bank lines, repurchased $400 million of registered shares and paid $95 million in dividends to shareholders. During the three months ended March 31, 2023, we received net cash proceeds of short and long-term debt of $1,002 million, primarily from long-term loans and paid $94 million of dividend payments to shareholders.

Off-Balance Sheet Arrangements
Please refer to Note 15 - Commitments and Contingencies to our condensed consolidated financial statements for details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Dividends
We paid a regular quarterly cash dividend of $0.6625 per share on March 1, 2024, to shareholders of record on February 16, 2024. Any future determination to pay dividend distributions will, subject to the provisions of applicable law, be at the discretion of the Board, and the approval by shareholders at a general meeting in accordance with Swiss law as described in Note 17 - Equity.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024. For recent accounting pronouncements refer to Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and inflationary pressures, which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Enterprise Risk Management Committee and our internal Management Risk Committee oversee our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options and major financial institutions in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 11- Fair Value Measurements and Note 12 - Derivative Instruments And Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter ("OTC") derivative instruments that we use to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties, as well as unrealized gains from forward purchase or sales contracts and OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular reviews of exposures and credit analysis by regional credit teams, as well as a review by global and corporate committees that monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened, such as during 2023 when concerns about the financial condition of a number of banking institutions in the United States and globally developed and resulted in government and regulatory intervention. Although our counterparty risk and exposure to these financial institutions has been de minimis, we continue to monitor our exposure to all financial institution counterparties. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews, and a specific focus on counterparties or groups of counterparties that we may determine as high risk. We have reduced exposures and associated position limits in certain cases.
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors, including inflationary pressures, that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase and sales contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were entered into and the contractual forward delivery period.
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
Our daily net agricultural commodity position consists of inventory, forward purchase and sales contracts, and OTC and exchange-traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values of each agricultural commodity, calculated by valuing all of our commodity positions for the period at quoted market prices, where available, or by utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$166	$(17)	$459	$(46)
Lowest daily aggregated position value	$(319)	$(32)	$(502)	$(50)

Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, inflationary pressure, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately two years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in Other current assets and Other current liabilities on the condensed consolidated balance sheets at fair value.
Energy Risk
We purchase various energy commodities such as electricity, natural gas and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk, including inflationary pressures. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in Other current assets and Other current liabilities on the condensed consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2024, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $14 million for the three months ended March 31, 2024, and foreign exchange gains of $111 million for the year ended December 31, 2023, related to permanently invested intercompany loans.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2024, was $5,153 million, with a carrying value of $5,095 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at March 31, 2024, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $53 million in interest expense on our variable rate debt at March 31, 2024. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, futures, and options contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow hedges or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.
Interest Rate Derivatives—We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. Interest rate swaps used by us as hedging instruments are recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these agreements may be designated as fair value hedges. In such instances, the carrying amount of the associated hedged debt is also adjusted through earnings for changes in fair value arising from changes in benchmark interest rates. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. The impact of changes in fair value of interest rate swap agreements is primarily presented in Interest expense.
Commodity Derivatives—We primarily use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities held as inventories or subject to forward purchase and sales contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange-traded futures contracts, representing the unrealized gains and/or losses on these instruments, are settled daily, generally through our 100% owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange-traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the condensed consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

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
Other Derivatives—We may also enter into other derivatives, including credit default swaps, carbon emission derivatives, and equity derivatives, to manage our exposure to credit risk and broader macroeconomic risks. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
For more information, see Note 12 - Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, we have continued to monitor the recent migration of certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning system which could result in changes to our internal controls over financial reporting.

PART II.
INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are involved in litigation and other claims, investigations and proceedings incidental to our business. While the outcome of these matters cannot be predicted with certainty, we believe the outcome of these proceedings, net of established reserves, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $64 million and $107 million, for labor and civil claims, respectively, as of March 31, 2024. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of purchases of equity securities during the first quarter of 2024 by Bunge and any of its affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2024 - January 31, 2024	—	$—	—	$1,400,001,115
February 1, 2024 - February 29, 2024	4,376,974	$91.39	4,376,974	$1,000,001,134
March 1, 2024 - March 31, 2024	—	$—	—	$1,000,001,134
Total	4,376,974	$91.39	4,376,974
(1)    Program was originally established in October 2021 for the repurchase of up to $500 million issued and outstanding common shares. On June 12, 2023, Bunge Limited's Board approved the expansion of the existing program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited shares remained available under the existing program and Bunge Limited's Board approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. To date under the program, 11,893,950 shares were repurchased for $1.2 billion.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The Exhibit Index below contains a list of exhibits filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

2.1	+++	Business Combination Agreement, dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited and the Sellers listed therein (incorporated by reference from Bunge Limited’s Form 8-K filed on June 15, 2023)
2.2	* '+++	Amendment, dated April 10, 2024, to the Business Combination Agreement, dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited, and the Sellers listed therein.
10.1		First Amended and Restated $1.1 Billion 364-day Revolving Credit Agreement, dated April 12, 2024, by and among Bunge Limited Finance Corp., as borrower, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and certain other lenders (incorporated by reference from the Registrant’s Form 8-K filed on April 16, 2024)
10.2		First Amended and Restated Guaranty, dated as of April 12, 2024, by Bunge Global SA to Coöperatieve Rabobank U.A., New York Branch, in its capacity as administrative agent under the First Amended and Restated $1.1 Billion 364-day Revolving Credit Agreement, dated April 12, 2024, among Bunge Limited Finance Corporation, the administrative agent and the financial institutions from time to time party thereto (incorporated by reference from the Registrant’s Form 8-K filed April 16, 2024)
10.3		$3.2 Billion 5-year Revolving Credit Agreement, dated March 1, 2024, among Bunge Limited Finance Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, Citibank, N.A. and Crédit Agricole Corporate and Investment Bank, as co-documentation agents, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on March 6, 2024)
10.4		Guaranty, dated March 1, 2024, by Bunge Global SA to JPMorgan Chase Bank, N.A., in its capacity as administrative agent under the $3.2 Billion 5-year Revolving Credit Agreement, dated March 1, 2024, among Bunge Limited Finance Corp., as borrower, and the administrative agent thereto (incorporated by reference from the Registrant’s Form 8-K filed on March 6, 2024)
10.5	+++	First Amended and Restated $1.75 Billion (to be increased to $3.5 Billion) 3-year Facility Agreement, dated March 1, 2024, among Bunge Finance Europe B.V., as borrower, Crédit Agricole Corporate and Investment Bank, as agent, and the arrangers and the sustainability co-ordinators party thereto (incorporated by reference from the Registrant’s Form 8-K filed March 6, 2024)
10.6		Accordion Increase Certificate, under the First Amended and Restated $1.75 Billion (to be increased to $3.5 Billion) 3-year Facility Agreement, dated March 1, 2024, from Bunge Finance Europe B.V., as borrower, to Crédit Agricole Corporate and Investment Bank as Agent (incorporated by reference from the Registrant’s Form 8-K filed on March 6, 2024)
10.7		First Amendment and Waiver Agreement, under the First Amended and Restated $1.75 Billion (to be increased to $3.5 Billion) 3-year Facility Agreement, dated March 1, 2024, for Bunge Finance Europe B.V., as borrower, with Crédit Agricole Corporate and Investment Bank, as agent, relating to a Facility Agreement dated October 6, 2023 (incorporated by reference from the Registrant’s Form 8-K filed March 6, 2024)
10.8		First Amended and Restated Guaranty, dated March 1, 2024, by Bunge Global SA to Crédit Agricole Corporate and Investment Bank, in its capacity as facility agent under the $1.75 Billion (to be increased to $3.5 Billion) 3-year Facility Agreement, dated October 6, 2023, and as amended and restated on March 1, 2024 (incorporated by reference from the Registrant’s Form 8-K filed March 6, 2024)
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+++ Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: April 24, 2024	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer