Form 10-Q
period 2024-06-30
Bunge Global SA
filed 2024-08-01
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of July 26, 2024, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:141,651,464

BUNGE GLOBAL SA

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023	4

	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2024 and 2023	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	56

PART II — INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

Exhibit Index		59

Signatures		60

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$13,241	$15,049	$26,658	$30,377
Cost of goods sold	(12,577)	(13,684)	(25,118)	(27,831)
Gross profit	664	1,365	1,540	2,546
Selling, general and administrative expenses	(449)	(420)	(888)	(773)
Interest income	37	40	79	83
Interest expense	(123)	(129)	(231)	(241)
Foreign exchange (losses) gains – net	(37)	(66)	(115)	(17)
Other income (expense) – net	57	12	125	27
Income (loss) from affiliates	(46)	25	(38)	44
Income (loss) before income tax	103	827	472	1,669
Income tax (expense) benefit	(30)	(198)	(147)	(381)
Net income (loss)	73	629	325	1,288
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	(7)	(11)	(34)
Net income (loss) attributable to Bunge	$70	$622	$314	$1,254
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$0.49	$4.13	$2.20	$8.34

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$0.48	$4.09	$2.17	$8.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$73	$629	$325	$1,288
Other comprehensive income (loss):
Foreign exchange translation adjustment	(352)	143	(536)	268
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $1 and $2 in 2024 and $(2) and $(3) in 2023	87	(66)	125	(92)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of zero in 2024 and $(1) and $(1) in 2023	2	(1)	(1)	103
Total other comprehensive income (loss)	(263)	76	(412)	279
Total comprehensive income (loss)	(190)	705	(87)	1,567
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	8	(3)	9	(33)
Total comprehensive income (loss) attributable to Bunge	$(182)	$702	$(78)	$1,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,161	$2,602
Trade accounts receivable (less allowances of $92 and $104) (Note 4)	2,277	2,592
Inventories (Note 5)	8,057	7,105
Other current assets (Note 6)	3,957	4,051
Total current assets	15,452	16,350
Property, plant and equipment, net	4,751	4,541
Operating lease assets	927	926
Goodwill	466	489
Other intangible assets, net	355	398
Investments in affiliates	1,193	1,280
Deferred income taxes	698	773
Other non-current assets (Note 7)	586	615
Total assets	$24,428	$25,372
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$949	$797
Current portion of long-term debt (Note 13)	5	5
Trade accounts payable (includes $908 and $823 carried at fair value) (Note 11)	3,429	3,664
Current operating lease obligations	300	308
Other current liabilities (Note 10)	2,923	2,913
Total current liabilities	7,606	7,687
Long-term debt (Note 13)	4,086	4,080
Deferred income taxes	369	400
Non-current operating lease obligations	577	566
Other non-current liabilities (Note 16)	805	824
Redeemable noncontrolling interest	1	1
Equity (Note 17):
Registered shares, par value $.01; authorized not issued – 80,714,736 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2024 – 141,641,323 shares, 2023 – 145,319,668 shares	1	1
Additional paid-in capital	5,869	5,900
Retained earnings	12,005	12,077
Accumulated other comprehensive income (loss) (Note 17)	(6,446)	(6,054)
Treasury shares, at cost; 2024 - 19,788,149 shares and 2023 - 16,109,804 shares	(1,427)	(1,073)
Total Bunge shareholders’ equity	10,002	10,851
Noncontrolling interests	982	963
Total equity	10,984	11,814
Total liabilities, redeemable noncontrolling interest and equity	$24,428	$25,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$325	$1,288
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	9	22
Foreign exchange (gain) loss on net debt	103	(174)
Depreciation, depletion and amortization	226	208
Share-based compensation expense	34	34
Deferred income tax expense (benefit)	(27)	67
Results from affiliates	38	(61)
Other, net	49	53
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	173	290
Inventories	(1,273)	(195)
Secured advances to suppliers	88	(11)
Trade accounts payable and accrued liabilities	(147)	(605)
Advances on sales	(90)	(220)
Net unrealized (gains) losses on derivative contracts	329	(262)
Margin deposits	(315)	(22)
Recoverable and income taxes, net	(149)	(87)
Marketable securities	(21)	36
Other, net	168	111
Cash provided by (used for) operating activities	(480)	472
INVESTING ACTIVITIES
Payments made for capital expenditures	(533)	(541)
Proceeds from investments	554	14
Payments for investments	(638)	(20)
Settlements of net investment hedges	(1)	(48)
Proceeds from beneficial interest in securitized trade receivables	—	79
Proceeds from disposals of businesses and property, plant and equipment	3	162
Proceeds from investments in affiliates	103	—
Payments for investments in affiliates	(18)	(130)
Other, net	(18)	100
Cash provided by (used for) investing activities	(548)	(384)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	271	(26)
Proceeds from short-term debt with maturities greater than three months	496	457
Repayments of short-term debt with maturities greater than three months	(590)	(282)
Proceeds from long-term debt	15	978
Repayments of long-term debt	(1)	(879)
Repurchases of registered shares	(400)	—
Dividends paid to registered and common shareholders	(191)	(188)
Capital contributions from (Return of capital to) noncontrolling interest	31	33
Other, net	(19)	(1)
Cash provided by (used for) financing activities	(388)	92
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(6)	28
Net increase (decrease) in cash and cash equivalents, and restricted cash	(1,422)	208
Cash and cash equivalents, and restricted cash - beginning of period	2,623	1,152
Cash and cash equivalents, and restricted cash - end of period	$1,201	$1,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, April 1, 2024	$1	141,582,461	$1	19,847,011	$(1,431)	$5,854	$12,321	$(6,194)	$977	$11,528
Net income (loss)	—	—	—	—	—	—	70	—	3	73
Other comprehensive income (loss)	—	—	—	—	—	—	—	(252)	(11)	(263)
Dividends on registered shares, $2.72 per share	—	—	—	—	—	—	(385)	—	—	(385)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	16	16
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Issuance of registered shares, including stock dividends	—	58,862	—	(58,862)	4	(2)	(1)	—	—	1
Balance, June 30, 2024	$1	141,641,323	$1	19,788,149	$(1,427)	$5,869	$12,005	$(6,446)	$982	$10,984

		Common Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, April 1, 2023	$4	150,585,513	$1	18,835,812	$(1,320)	$6,688	$10,757	$(6,171)	$764	$10,719
Net income (loss)	—	—	—	—	—	—	622	—	7	629
Other comprehensive income (loss)	—	—	—	—	—	—	—	80	(4)	76
Dividends on common shares, $0.6625 per share	—	—	—	—	—	—	(100)	—	—	(100)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(15)	(15)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	31	31
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Issuance of common shares, including stock dividends	—	44,696	—	—	—	1	—	—	—	1
Balance, June 30, 2023	$4	150,630,209	$1	18,835,812	$(1,320)	$6,706	$11,279	$(6,091)	$783	$11,358

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net income (loss)	—	—	—	—	—	—	314	—	11	325
Other comprehensive income (loss)	—	—	—	—	—	—	—	(392)	(20)	(412)
Dividends on shares, $2.72 per share	—	—	—	—	—	—	(385)	—	—	(385)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	31	31
Share-based compensation expense	—	—	—	—	—	34	—	—	—	34
Repurchase of registered shares	—	(4,376,974)	—	4,376,974	(400)	—	—	—	—	(400)
Issuance of registered shares, including stock dividends	—	698,629	—	(698,629)	46	(65)	(1)	—	—	(20)
Balance, June 30, 2024	$1	141,641,323	$1	19,788,149	$(1,427)	$5,869	$12,005	$(6,446)	$982	$10,984

		Common Shares		Treasury Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	149,907,932	$1	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956
Net income (loss)	—	—	—	—	—	—	1,254	—	34	1,288
Other comprehensive income (loss)	—	—	—	—	—	—	—	280	(1)	279
Dividends on common shares, $1.2875 per share	—	—	—	—	—	—	(194)	—	—	(194)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(15)	(15)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	33	33
Share-based compensation expense	—	—	—	—	—	34	—	—	—	34
Issuance of common shares, including stock dividends	—	722,277	—	—	—	(20)	(3)	—	—	(23)
Balance, June 30, 2023	$4	150,630,209	$1	18,835,812	$(1,320)	$6,706	$11,279	$(6,091)	$783	$11,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2023 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, forming part of Bunge’s 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
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

(US$ in millions)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$1,161	$1,330
Restricted cash included in Other current assets	40	30
Total	$1,201	$1,360
Cash paid for income taxes, net of refunds received, was $244 million and $312 million for the six months ended June 30, 2024, and 2023, respectively. Cash paid for interest expense was $207 million and $242 million for the six months ended June 30, 2024, and 2023, respectively.

New Accounting Pronouncements and Disclosure Rules
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following certain legal challenges. The rules are effective beginning with annual periods ending December 31, 2025, pending resolution of the stay. Bunge is currently evaluating the impact of the rules on the Company’s disclosures.
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
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $7.0 billion as of June 30, 2024 and receive approximately $2.0 billion in cash (collectively the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
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
The Acquisition is subject to the satisfaction of regulatory approvals and other customary closing conditions. The Acquisition is expected to receive the remaining regulatory approvals and close in the next several months. The Business Combination Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.

Additionally, on June 12, 2023 in contemplation of the Business Combination Agreement, Bunge Limited's Board of Directors approved a $1.7 billion expansion of the existing share repurchase program for the repurchase of Bunge's issued and outstanding shares. Approximately $300 million remained outstanding under the existing program prior to the expansion of the program, resulting in an aggregate program size of up to $2.0 billion of repurchases of Bunge's issued and outstanding shares. Since June 13, 2023, Bunge repurchased 9,784,835 shares for $1.0 billion. Therefore, as of June 30, 2024, $1.0 billion remains outstanding for repurchases under the program. See Note 17 - Equity for further details on share repurchases.
CJ Latam and Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, “CJ”) for a total cash consideration of approximately $510 million to be adjusted for net debt, plus an additional sum in consideration for the value of net working capital. Operations of CJ primarily consist of an oilseed processing facility located in Brazil. Bunge expects to finance the transaction through cash from operations and existing financing facilities. The acquisition is expected to close in the last half of 2024, subject to customary closing conditions.
Dispositions
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement with BP Biofuels Brazil Investment Limited ("BP") to sell its 50% ownership share in BP Bunge Bioenergia, a joint venture formed to cultivate sugar cane, produce and sell sugar and sugar ethanol, and create power cogeneration activities, for an approximate total net amount of $800 million, depending on timing of closing and customary closing adjustments. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions. Further, upon transaction close, Bunge will indemnify BP against certain legal claims as defined in the share purchase agreement.
During the quarter, Bunge received a refundable deposit towards the closing purchase price of $103 million, which is recorded within Other current liabilities on the condensed consolidated balance sheet at June 30, 2024 and as an investing cash inflow within Proceeds from investments in affiliates on the condensed consolidated statement of cash flows for the six months ended June 30, 2024.
As of June 30, 2024, the carrying value of Bunge's investment in BP Bunge Bioenergia is $432 million. The investment is reported within Investments in affiliates in the Sugar and Bioenergy segment on the condensed consolidated balance sheet. Additionally, $(79) million of Bunge's Accumulated other comprehensive income (loss) as of June 30, 2024 is related to the investment in BP Bunge Bioenergia.
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge will divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"), in exchange for $300 million plus up to $40 million in contingent payments, as well as certain adjustments in consideration, including net working capital and net debt, among other items. BISA operates three industrial facilities in the Iberian Peninsula. The transaction is expected to close in late 2024, subject to customary closing conditions.

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
            As of June 30, 2024, and December 31, 2023, time deposits and LCs of $8,092 million and $6,880 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At June 30, 2024, and December 31, 2023, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.87% and 5.77%, respectively. During the six months ended June 30, 2024 and 2023, total net proceeds from issuances of LCs were $4,310 million and $3,035 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of June 30, 2024 or December 31, 2023. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and six month periods ended June 30, 2024 and 2023.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Six Months Ended June 30, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	25	—	25
Recoveries	(26)	—	(26)
Write-offs charged against the allowance	(7)	(1)	(8)
Foreign exchange translation differences	(4)	(3)	(7)
Allowance as of June 30, 2024	$92	$28	$120

(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Six Months Ended June 30, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	39	—	39
Recoveries	(33)	(1)	(34)
Write-offs charged against the allowance	(1)	(12)	(13)
Foreign exchange translation differences	2	1	3
Allowance as of June 30, 2023	$97	$34	$131
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

(US$ in millions)	June 30, 2024	December 31, 2023
Receivables sold which were derecognized from Bunge's balance sheet	$1,161	$1,230
Receivables pledged to the administrative agent and included in Trade accounts receivable	$249	$343
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2024	2023
Gross receivables sold	$5,724	$6,901
Proceeds received in cash related to transfers of receivables	$5,704	$6,872
Cash collections from customers on receivables previously sold	$5,793	$6,901
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$20	$29

5.    INVENTORIES
Inventories by segment consist of the following:

(US$ in millions)	June 30, 2024	December 31, 2023
Agribusiness	$6,848	$5,830
Refined and Specialty Oils	1,061	1,096
Milling	143	175
Corporate and Other	5	4
Total	$8,057	$7,105
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.

RMI by segment consists of the following:

(US$ in millions)	June 30, 2024	December 31, 2023
Agribusiness(1)	$6,503	$5,519
Refined and Specialty Oils	269	302
Milling	4	16
Total	$6,776	$5,837
(1)    The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing. Included in RMI is $5,527 million and $4,242 million attributable to merchandising activities at June 30, 2024, and December 31, 2023, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2024	December 31, 2023
Unrealized gains on derivative contracts, at fair value	$1,256	$1,481
Prepaid commodity purchase contracts (1)	492	320
Secured advances to suppliers, net (2)	124	462
Recoverable taxes, net	315	378
Margin deposits	932	618
Marketable securities and other short-term investments (3)	166	105
Income taxes receivable	97	54
Prepaid expenses	224	346
Restricted cash	40	21
Other	311	266
Total	$3,957	$4,051
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $8 million at June 30, 2024, and December 31, 2023.
(-)    Interest earned on secured advances to suppliers of $6 million and $4 million for the three months ended June 30, 2024, and 2023, respectively, and $16 million and $11 million for the six months ended June 30, 2024 and 2023 is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	June 30, 2024	December 31, 2023
Foreign government securities	$87	$39
Equity securities	20	28
Other	59	38
Total	$166	$105
As of June 30, 2024, and December 31, 2023, $108 million and $67 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended June 30, 2024, and 2023, unrealized losses of $4 million and unrealized gains of $1 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2024, and 2023. For the six months ended June 30, 2024, and 2023, unrealized losses of $7 million and $6 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2024, and 2023.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2024	December 31, 2023
Recoverable taxes, net (1)	$20	$25
Judicial deposits (1)	109	120
Other long-term receivables, net (2)	16	16
Income taxes receivable (1)	125	136
Long-term investments (3)	168	142
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	30	43
Unrealized gains on derivative contracts, at fair value	1	1
Other	109	124
Total	$586	$615
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of June 30, 2024, and December 31, 2023, $12 million of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $13 million at June 30, 2024, and December 31, 2023.
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

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2024, and the year ended December 31, 2023, was $80 million and $88 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2024		December 31, 2023
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$27	$27	$30	$30
Renegotiated amounts	—	—	2	1
For which no allowance has been provided:
Legal collection process (1)	14	—	19	—
Renegotiated amounts (2)	3	—	5	—
Other long-term receivables (3)	13	—	18	—
Total	$57	$27	$74	$31
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Six Months Ended June 30,
(US$ in millions)	2024	2023
Allowance as of January 1	$31	$36
Bad debt provisions	1	—
Recoveries	—	(1)
Write-offs	—	—
Transfers	(1)	—
Foreign exchange translation	(4)	3
Allowance as of June 30	$27	$38

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Investment in Affiliates
Terminal XXXIX De Santos S.A. (“T-39”)
On May 29, 2024, Bunge entered into a share purchase agreement to indirectly acquire a 25% interest of T-39. The acquisition price for Bunge's 25% interest is Brazilian reais 300 million (approximately $54 million). T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. The transaction is expected to close in late 2024, subject to customary closing conditions.
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement to sell its 50% ownership share in BP Bunge Bioenergia, see Note 2 - Acquisitions and Dispositions.
Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. The agreement requires Bunge to make future installment payments for the Option which will be utilized, in part, to fund terminal construction. TGSC is a VIE as a result of having insufficient equity at risk. Bunge is the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity. As all of TGSC’s equity is held by a third-party, Bunge reflects all TGSC earnings and equity as attributable to noncontrolling interests in the condensed consolidated statements of income and condensed consolidated balance sheets, respectively.
Further, Bunge Chevron Ag Renewables LLC (the "Joint Venture") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of the Joint Venture as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by the Joint Venture, among other factors.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table.

(US$ in millions)	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$616	$606
Trade accounts receivable	3	1
Inventories	41	76
Other current assets	27	146
Total current assets	687	829
Property, plant and equipment, net	283	196
Other intangible assets, net	79	91
Total assets	$1,049	$1,116

Current liabilities:
Trade accounts payable and accrued liabilities	$52	$70
Other current liabilities	28	143
Total current liabilities	80	213
Long-term debt	44	44
Other non-current liabilities	7	5
Total liabilities	$131	$262
Non-Consolidated Variable Interest Entities
In 2024, Bunge's maximum exposure to loss associated with VIEs for which Bunge has determined it is not the primary beneficiary increased approximately $96 million as a result of certain future commitments related to an unconsolidated VIE.
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
Income tax expense for the three and six months ended June 30, 2024, was $30 million and $147 million, respectively. Income tax expense for the three and six months ended June 30, 2023, was $198 million and $381 million, respectively. The effective tax rate for the three and six months ended June 30, 2024, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and unfavorable adjustments related to foreign currency fluctuations in South America. The effective tax rate for the three and six months ended June 30, 2023, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2024	December 31, 2023
Unrealized losses on derivative contracts, at fair value	$1,046	$1,038
Accrued liabilities	700	865
Advances on sales (1)	364	463
Dividends payable (2)	289	96
Income tax payable	115	238
Disposition deposit (3)	103	—
Other	306	213
Total	$2,923	$2,913
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
(2)    See Note 17 - Equity.
(3)    On June 19, 2024, Bunge entered into a definitive share purchase agreement to sell its 50% ownership share in BP Bunge Bioenergia. During the quarter, Bunge received a refundable deposit towards the closing purchase price of $103 million. See Note 2 - Acquisitions and Dispositions.

11.    FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as Trade accounts receivable and Trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, Trade accounts payable, and Short-term debt are generally stated at their carrying value, which is a reasonable estimate of fair value. See Note 3 - Trade Structured Finance Program for trade structured finance program, Note 7 - Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 13 - Debt for short- and long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2024				December 31, 2023
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50	$81	$—	$131	$315	$149	$—	$464
Readily marketable inventories (Note 5)	—	5,514	1,262	6,776	—	5,175	662	5,837
Trade accounts receivable (1)	—	1	—	1	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	9	—	9	—	12	—	12
Foreign exchange	—	426	—	426	—	253	—	253
Commodities	53	614	35	702	198	737	88	1,023
Freight	55	—	—	55	80	—	—	80
Energy	63	—	—	63	114	—	—	114
Credit	—	2	—	2	—	—	—	—
Other (3)	60	60	—	120	40	39	—	79
Total assets	$281	$6,707	$1,297	$8,285	$747	$6,366	$750	$7,863
Liabilities:
Trade accounts payable (1)	$—	$531	$377	$908	$—	$591	$232	$823
Unrealized loss on derivative contracts (4):
Interest rate	—	289	—	289	1	273	—	274
Foreign exchange	—	367	—	367	—	223	—	223
Commodities	80	424	22	526	166	417	17	600
Freight	84	—	—	84	68	—	—	68
Energy	58	1	—	59	132	1	—	133
Credit	—	2	—	2	—	—	—	—
Total liabilities	$222	$1,614	$399	$2,235	$367	$1,505	$249	$2,121
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million included in Other non-current assets at June 30, 2024, and December 31, 2023, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $281 million and $260 million included in Other non-current liabilities at June 30, 2024, and December 31, 2023, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2024, and 2023. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2024
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2024	$976	$26	$(604)	$398
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	208	(15)	5	198
Purchases	630	—	(46)	584
Sales	(548)	—	—	(548)
Settlements	—	—	235	235
Transfers into Level 3	300	(1)	(78)	221
Transfers out of Level 3	(223)	3	50	(170)
Translation adjustment	(81)	—	61	(20)
Balance, June 30, 2024	$1,262	$13	$(377)	$898
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $154 million, $(16) million and $6 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2024.
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

	Three Months Ended June 30, 2023
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Other (3)	Total
Balance, April 1, 2023	$1,308	$47	$(494)	$27	$888
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	192	(56)	9	—	145
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(2)	(2)
Purchases	991	—	(89)	—	902
Sales	(694)	—	—	(14)	(708)
Settlements	—	—	131	—	131
Transfers into Level 3	364	26	(10)	—	380
Transfers out of Level 3	(836)	(8)	42	—	(802)
Translation adjustment	59	—	(26)	—	33
Balance, June 30, 2023	$1,384	$9	$(437)	$11	$967
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $219 million, $(32) million and $9 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2023.
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
(3)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $16 million mark-to-market losses related to securities still held at June 30, 2023.

	Six Months Ended June 30, 2024
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2024	$662	$71	$(232)	$501
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	427	(60)	12	379
Purchases	1,379	—	(428)	951
Sales	(1,150)	—	—	(1,150)
Settlements	—	—	308	308
Transfers into Level 3	712	4	(165)	551
Transfers out of Level 3	(675)	(2)	60	(617)
Translation adjustment	(93)	—	68	(25)
Balance, June 30, 2024	$1,262	$13	$(377)	$898
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $364 million, $(38) million and $13 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2024.
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

	Six Months Ended June 30, 2023
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Other(3)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	365	(71)	18	—	312
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(2)	(2)
Purchases	2,212	—	(429)	—	1,783
Sales	(1,515)	—	—	(14)	(1,529)
Settlements	—	—	171	—	171
Transfers into Level 3	1,208	29	(81)	—	1,156
Transfers out of Level 3	(1,362)	—	42	—	(1,320)
Translation adjustment	64	—	(28)	—	36
Balance, June 30, 2023	$1,384	$9	$(437)	$11	$967
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $444 million, $(42) million and $19 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2023.
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
(3)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $16 million in mark-to-market losses related to securities still held at June 30, 2023.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through June 2025. Of the amount currently in Accumulated other comprehensive income (loss), $6 million of deferred losses are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2024	December 31, 2023	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$2,900	$2,900	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(281)	$(260)	$ Notional
Carrying value of hedged debt	$2,607	$2,625	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$13	$54	$ Notional
Foreign currency option - notional amount	$114	$99	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,136	$1,112	$ Notional

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
The table below summarizes the volume of economic derivatives as of June 30, 2024, and December 31, 2023. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2024		2023		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$520	$(1,413)	$935	$(1,465)	$ Notional
Futures	$—	$(346)	$—	$(612)	$ Notional
Forwards	$—	$—	$416	$(416)	$ Notional
Options	$—	$—	$—	$(3)	$ Notional
Currency
Forwards	$8,890	$(11,189)	$8,808	$(10,356)	$ Notional
Swaps	$2,257	$(1,225)	$1,357	$(324)	$ Notional
Futures	$—	$(2)	$—	$(2)	$ Notional
Options	$36	$(54)	$5	$(5)	Delta
Agricultural commodities
Forwards	21,704,818	(29,689,276)	25,588,125	(34,163,143)	Metric Tons
Futures	—	(6,057,113)	—	(1,224,688)	Metric Tons
Options	260,259	(48,931)	29,420	(615,937)	Metric Tons
Ocean freight
FFA	—	(15,766)	—	(4,965)	Hire Days
Natural gas
Forwards	500	—	300	—	MMBtus
Swaps	2,045,261	—	778,436	—	MMBtus
Futures	13,477,273	—	12,715,588	—	MMBtus
Options	—	(4,409,938)	—	(2,923,438)	MMBtus
Electricity
Futures	—	(63,853)	—	(281,511)	Mwh
Energy - other
Swaps	190,560	—	202,716	—	Metric Tons
Futures	838,860	—	—	—	Metric Tons
Options	—	—	40,920	—	Metric Tons
Energy - CO2
Futures	56,000	—	675,000	—	Metric Tons
Options	—	(75,000)	400,000	—	Metric Tons
Other
Swaps and futures	$90	$(90)	$100	$(106)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2024, and 2023.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2024	2023
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$—	$4

Cost of goods sold
Hedge accounting	Foreign currency	$(1)	$(1)
Economic hedges	Foreign currency	(217)	324
	Commodities	(26)	(32)
	Other (1)	95	16
Total Cost of goods sold		$(149)	$307

Selling, general & administrative
Hedge Accounting	Foreign exchange	$—	$1

Interest expense
Hedge accounting	Interest rate	$(30)	$(35)
Economic hedges	Interest rate	—	5
Total Interest expense		$(30)	$(30)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$—	$(19)
Economic hedges	Foreign currency	28	(39)
Total Foreign exchange (losses) gains – net		$28	$(58)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$12	$(26)
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$75	$(40)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(2)	$1
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six months ended June 30,
(US$ in millions)		2024	2023
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$—	$5

Cost of goods sold
Economic hedges	Foreign currency	$(199)	$408
	Commodities	(26)	364
	Other (1)	(54)	7
Total Cost of goods sold		$(279)	$779

Selling, general & administrative expenses
Hedge Accounting	Foreign exchange	$—	$1

Interest expense
Hedge accounting	Interest rate	$(61)	$(68)
Economic hedges	Interest rate	—	6
Total Interest expense		$(61)	$(62)

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$—	$(21)
Economic hedges	Foreign currency	2	(6)
Total Foreign exchange (losses) gains - net		$2	$(27)

Other income (expense)
Economic hedges	Interest rate	$—	$1
Total Other income/(expense)		$—	$1
Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$22	$(31)
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$103	$(61)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$1	$—
(1)    Other includes results from freight, energy, and other derivatives

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	June 30, 2024	December 31, 2023
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$—
Commercial paper (1)	—	—
Other short-term debt	949	797
Total Short-term debt	949	797
Current portion of long-term debt	5	5
Total Short-term debt and Current portion of long-term debt (2)	954	802
Long-term debt: (3)
Term loan due 2025 - SOFR plus 0.90%	750	750
Term loan due 2027 - SOFR plus 1.125%	250	250
Term loan due 2028 - SOFR plus 1.325%	249	249
1.63% Senior Notes due 2025	599	598
3.25% Senior Notes due 2026	699	698
3.75% Senior Notes due 2027	598	597
2.75% Senior Notes due 2031	992	991
Cumulative adjustment to long-term debt from application of hedge accounting	(281)	(260)
Other long-term debt	235	212
Subtotal (4)	4,091	4,085
Less: Current portion of long-term debt	(5)	(5)
Total Long-term debt (5)	4,086	4,080
Total debt	$5,040	$4,882
(1)    On April 12, 2024, Bunge increased the aggregate size of its existing commercial paper program by $1 billion to an aggregate of $2 billion.
(2)    Includes secured debt of $227 million and $200 million at June 30, 2024, and December 31, 2023, respectively.
(3)    Variable interest rates are as of June 30, 2024.
(4)    The fair value (Level 2) of long-term debt, including current portion, is $4,137 million and $4,125 million at June 30, 2024, and December 31, 2023, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(5)    Includes secured debt of $119 million and $100 million at June 30, 2024, and December 31, 2023, respectively.
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

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for the three and six months ended June 30, 2024, and 2023. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and six months ended June 30, 2024, and 2023.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2024, and 2023, such services were not material to the Company's consolidated results.
At June 30, 2024, and December 31, 2023, receivables related to the above related party transactions comprised approximately 3% or less of total Trade accounts receivable. At June 30, 2024, and December 31, 2023, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At June 30, 2024, and December 31, 2023, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 7% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2023. Included in Other non-current liabilities as of June 30, 2024, and December 31, 2023, are the following amounts related to these matters:

(US$ in millions)	June 30, 2024	December 31, 2023
Non-income tax claims	$22	$19
Labor claims	55	66
Civil and other claims	103	114
Total	$180	$199
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amounts.
As of June 30, 2024, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	June 30, 2024	December 31, 2023
ICMS	1990 to Present	$157	$212
PIS/COFINS	2002 to Present	$416	$438
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2024:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$3	$107
Residual value guarantee (2)	—	384
Russia disposition indemnity (3)	9	235
Other guarantees	—	10
Total	$12	$736
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such guaranteed debt facilities at June 30, 2024, Bunge's potential liability was $73 million, and it has recorded $3 million of obligations related to these guarantees within Other current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At June 30, 2024, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)    On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's Russian subsidiary. The indemnity expires on February 2, 2030. As of June 30, 2024, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.
Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	June 30, 2024	December 31, 2023
Labor, legal, and other provisions	$198	$218
Pension and post-retirement obligations	160	170
Uncertain income tax positions (1)	74	68
Unrealized losses on derivative contracts, at fair value (2)	281	260
Other	92	108
Total	$805	$824
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the six months ended June 30, 2024, Bunge repurchased 4,376,974 shares for $400 million. As of June 30, 2024, 11,893,950 shares were repurchased for $1.2 billion and $1.0 billion remained outstanding for repurchases under the program.
Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends paid per share	$0.68	$0.625	$1.3425	$1.25
Dividend distributions occurring after the Redomestication are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. On May 15, 2024, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.72 per share, payable in four equal quarterly installments of $0.68 per share beginning in the second quarter of fiscal year 2024 and ending in the first quarter of fiscal year 2025.
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At June 30, 2024 and December 31, 2023, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled $289 million and $96 million, respectively, see Note 10- Other Current Liabilities.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2024	$(5,664)	$(410)	$(120)	$(6,194)
Other comprehensive income (loss) before reclassifications	(341)	87	—	(254)
Amount reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Balance, June 30, 2024	$(6,005)	$(321)	$(120)	$(6,446)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2023	$(5,701)	$(368)	$(102)	$(6,171)
Other comprehensive income (loss) before reclassifications	147	(66)	—	81
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2023	$(5,554)	$(435)	$(102)	$(6,091)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(5,489)	$(445)	$(120)	$(6,054)
Other comprehensive income (loss) before reclassifications	(516)	125	—	(391)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2024	$(6,005)	$(321)	$(120)	$(6,446)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	269	(92)	—	177
Amount reclassified from accumulated other comprehensive income (loss)	103	—	—	103
Balance, June 30, 2023	$(5,554)	$(435)	$(102)	$(6,091)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s common shares prior to the Redomestication and Bunge’s registered shares after the Redomestication.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2024	2023	2024	2023
Net income (loss) attributable to Bunge shareholders	$70	$622	$314	$1,254

Weighted-average number of shares outstanding:
Basic	141,620,591	150,609,139	142,560,804	150,345,757
Effect of dilutive shares:
—stock options and awards (1)	1,564,559	1,570,265	1,730,536	1,886,376
Diluted	143,185,150	152,179,404	144,291,340	152,232,133

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$0.49	$4.13	$2.20	$8.34
Net income (loss) attributable to Bunge shareholders—diluted	$0.48	$4.09	$2.17	$8.24
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and six months ended June 30, 2024, and 2023.

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
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. On June 19, 2024, Bunge entered into a definitive share purchase agreement to sell its 50% ownership share in BP Bunge Bioenergia, see Note 2 - Acquisitions and Dispositions.
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

	Three Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,657	$3,121	$401	$49	$13	$—	$13,241
Inter–segment revenues	1,841	46	11	—	—	(1,898)	—
Cost of goods sold	(9,368)	(2,806)	(335)	(48)	(20)	—	(12,577)
Gross profit	289	315	66	1	(7)	—	664
Selling, general and administrative expenses	(150)	(100)	(24)	(1)	(174)	—	(449)
Foreign exchange (losses) gains – net	(39)	(2)	(2)	—	6	—	(37)
EBIT - Noncontrolling interests (1)	7	(12)	—	—	1	—	(4)
Other income (expense) - net	56	(16)	(1)	—	18	—	57
Income (loss) from affiliates	(25)	—	(1)	(21)	1	—	(46)
Total Segment EBIT (2)	138	185	38	(21)	(155)	—	185
Total assets	16,997	3,840	885	462	2,244	—	24,428

	Three Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$10,875	$3,601	$490	$72	$11	$—	$15,049
Inter–segment revenues	1,999	56	—	—	—	(2,055)	—
Cost of goods sold	(9,878)	(3,268)	(450)	(70)	(18)	—	(13,684)
Gross profit	997	333	40	2	(7)	—	1,365
Selling, general and administrative expenses	(151)	(98)	(24)	—	(147)	—	(420)
Foreign exchange (losses) gains – net	(64)	5	(1)	—	(6)	—	(66)
EBIT - Noncontrolling interests (1)	1	(7)	1	—	1	—	(4)
Other income (expense) - net	7	(16)	(2)	2	21	—	12
Income (loss) from affiliates	(5)	—	—	47	(17)	—	25
Total Segment EBIT (2)	785	217	14	51	(155)	—	912
Total assets	17,789	3,883	1,086	382	2,572	—	25,712

	Six Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$19,397	$6,361	$782	$92	$26	$—	$26,658
Inter–segment revenues	3,597	117	81	—	—	(3,795)	—
Cost of goods sold	(18,654)	(5,687)	(656)	(90)	(31)	—	(25,118)
Gross profit	743	674	126	2	(5)	—	1,540
Selling, general and administrative expenses	(305)	(200)	(49)	(1)	(333)	—	(888)
Foreign exchange (losses) gains	(101)	(13)	(2)	—	1	—	(115)
EBIT - Noncontrolling interests (1)	10	(18)	—	—	2	—	(6)
Other income (expense) - net	109	(32)	(3)	—	51	—	125
Income (loss) from affiliates	(40)	—	(1)	2	1	—	(38)
Total Segment EBIT (2)	416	411	71	3	(283)	—	618
Total assets	16,997	3,840	885	462	2,244	—	24,428

	Six Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$21,727	$7,489	$1,005	$136	$20	$—	$30,377
Inter–segment revenues	4,155	93	164	—	—	(4,412)	—
Cost of goods sold	(19,922)	(6,814)	(934)	(134)	(27)	—	(27,831)
Gross profit	1,805	675	71	2	(7)	—	2,546
Selling, general and administrative expenses	(283)	(193)	(45)	—	(252)	—	(773)
Foreign exchange (losses) gains	(25)	10	(1)	—	(1)	—	(17)
EBIT - Noncontrolling interests (1)	(20)	(11)	1	—	1	—	(29)
Other income (expense) - net	18	(31)	(3)	2	41	—	27
Income (loss) from affiliates	(5)	—	—	66	(17)	—	44
Total Segment EBIT (2)	1,490	450	23	70	(235)	—	1,798
Total assets	17,789	3,883	1,086	382	2,572	—	25,712
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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2024	2023	2024	2023
Net income (loss) attributable to Bunge	$70	$622	$314	$1,254
Interest income	(37)	(40)	(79)	(83)
Interest expense	123	129	231	241
Income tax expense (benefit)	30	198	147	381
Noncontrolling interests' share of interest and tax	(1)	3	5	5
Total Segment EBIT	$185	$912	$618	$1,798

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

	Three Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,185	$273	$1	$48	$—	$9,507
Sales from contracts with customers (ASC 606)	472	2,848	400	1	13	3,734
Net sales to external customers	$9,657	$3,121	$401	$49	$13	$13,241

	Three Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,293	$262	$41	$70	$—	$10,666
Sales from contracts with customers (ASC 606)	582	3,339	449	2	11	4,383
Net sales to external customers	$10,875	$3,601	$490	$72	$11	$15,049

	Six Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$18,470	$419	$1	$90	$—	$18,980
Sales from contracts with customers (ASC 606)	927	5,942	781	2	26	7,678
Net sales to external customers	$19,397	$6,361	$782	$92	$26	$26,658

	Six Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$20,582	$440	$115	$134	$—	$21,271
Sales from contracts with customers (ASC 606)	1,145	7,049	890	2	20	9,106
Net sales to external customers	$21,727	$7,489	$1,005	$136	$20	$30,377

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2024 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2023, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended June 30, 2024, for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended June 30, 2024, Net income attributable to Bunge was $70 million, a decrease of $552 million compared to $622 million, for the three months ended June 30, 2023. For the six months ended June 30, 2024, Net income attributable to Bunge was $314 million, a decrease of $940 million, compared to $1,254 million for the six months ended June 30, 2023. The decrease for the three and six months ended June 30, 2024, was primarily due to lower Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview & Results of Operations section below, partially offset by lower income tax expense as discussed further below.
Earnings Per Share - Diluted - For the three months ended June 30, 2024, Net income attributable to Bunge shareholders - diluted, was $0.48 per share, a decrease of $3.61 per share, compared to income of $4.09 per share for the three months ended June 30, 2023. For the six months ended June 30, 2024, Net income attributable to Bunge shareholders - diluted, was $2.17 per share, a decrease of $6.07 per share, compared to income of $8.24 per share for the six months ended June 30, 2023.
EBIT - For the three months ended June 30, 2024, Total Segment EBIT was $185 million, a decrease of $727 million compared to Total Segment EBIT of $912 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, Total Segment EBIT was $618 million, a decrease of $1,180 million compared to Total Segment EBIT of $1,798 million for the six months ended June 30, 2023. The decrease in Total Segment EBIT for the three and six months ended June 30, 2024, was primarily due to lower Segment EBIT in our Core and Non-core segments, resulting from lower gross margins, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $30 million for the three months ended June 30, 2024 compared to $198 million for the three months ended June 30, 2023. Income tax expense was $147 million for the six months ended June 30, 2024 compared to $381 million for the six months ended June 30, 2023. The decrease for the three and six months ended June 30, 2024 was primarily due to lower pre-tax income in 2024, partially offset by unfavorable discrete tax adjustments in 2024.
Liquidity and Capital Resources – At June 30, 2024, working capital, which equals Total current assets less Total current liabilities, was $7,846 million, a decrease of $1,063 million, compared to working capital of $8,909 million at

June 30, 2023, and a decrease of $817 million, compared to working capital of $8,663 million at December 31, 2023. The decrease in working capital at June 30, 2024, compared to June 30, 2023, was primarily due to lower Inventories balances, Trade accounts receivables, net and Other current assets, partially offset by lower Trade accounts payable balances, all of which were primarily driven by lower commodity prices. The decrease in working capital at June 30, 2024, compared to December 31, 2023, was primarily due to lower Cash and cash equivalents and Trade accounts receivable balances, partially offset by higher Inventories balances as described within the Liquidity and Capital Resources section below.
Segment Overview & Results of Operations
Our operations are organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. See Note 2 - Acquisitions and Dispositions for details regarding Bunge's planned disposition of its 50% interest in BP Bunge Bioenergia.
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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2024	2023	2024	2023
Net income (loss) attributable to Bunge	$70	$622	$314	$1,254
Interest income	(37)	(40)	(79)	(83)
Interest expense	123	129	231	241
Income tax expense (benefit)	30	198	147	381
Noncontrolling interests' share of interest and tax	(1)	3	5	5
Total Segment EBIT	$185	$912	$618	$1,798

Agribusiness Segment EBIT	138	785	416	1,490
Refined and Specialty Oils Segment EBIT	185	217	411	450
Milling Segment EBIT	38	14	71	23
Core Segment EBIT	361	1,016	898	1,963

Corporate and Other EBIT	(155)	(155)	(283)	(235)

Sugar and Bioenergy Segment EBIT	(21)	51	3	70
Non-core Segment EBIT	(21)	51	3	70

Total Segment EBIT	$185	$912	$618	$1,798

Core Segments

Agribusiness Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2024	2023	% Change	2024	2023	% Change
Volumes (in thousand metric tons)	20,579	18,257	13%	40,771	36,643	11%
Net sales	$9,657	$10,875	(11)%	$19,397	$21,727	(11)%
Cost of goods sold	(9,368)	(9,878)	(5)%	(18,654)	(19,922)	(6)%
Gross profit	289	997	(71)%	743	1,805	(59)%
Selling, general and administrative expense	(150)	(151)	(1)%	(305)	(283)	8%
Foreign exchange (losses) gains – net	(39)	(64)	39%	(101)	(25)	304%
EBIT attributable to noncontrolling interests	7	1	600%	10	(20)	150%
Other income (expense) – net	56	7	700%	109	18	506%
Income (loss) from affiliates	(25)	(5)	400%	(40)	(5)	700%
Total Agribusiness Segment EBIT	$138	$785	(82)%	$416	$1,490	(72)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Agribusiness segment Net sales decreased 11%, to $9,657 million for the three months ended June 30, 2024. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 15%, primarily due to lower average sales prices experienced in all regions for our global soybean oilseed processing businesses as well as our Europe softseed businesses, driven by relative price stabilization as a result of supply and demand rebalancing. The above decreases were slightly offset by higher volumes primarily driven from increased activity in our Europe softseed business at our Ukrainian facilities.
•In Merchandising, Net sales increased 1%, primarily due to an increase in volumes, due to fewer supply constraints compared to the prior period in our global corn, wheat, and oils businesses. This increase was partially offset by lower average sales prices in our global corn, wheat, and oils businesses.
Cost of goods sold decreased 5%, to $9,368 million for the three months ended June 30, 2024. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 10%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results in the current period as well as the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
•In Merchandising, Cost of goods sold increased 9%, primarily due to unfavorable mark-to-market results as well as by higher sales volumes as described in Net sales above.
Other income (expense) - net was income of $56 million for the three months ended June 30, 2024, compared to income of $7 million for the three months ended June 30, 2023. The increase was primarily in our Processing business, due to gains in Argentina related to foreign currency positioning.
Segment EBIT decreased 82%, to $138 million for the three months ended June 30, 2024. The net decrease was primarily due to the following:
•In Processing, a decrease of 79% was primarily due to lower Gross profit, driven by lower margins in our global soybean oilseed processing businesses, partially offset by an increase in other income as highlighted above.
•In Merchandising, a decrease of 92% was primarily due to lower Gross profit, driven by decreased results across all of our businesses.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Agribusiness segment Net sales decreased 11%, to $19,397 million for the six months ended June 30, 2024. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 13%, primarily due to lower average sales prices experienced in all regions for our global soybean oilseed processing businesses as well as our Europe softseed businesses, driven by relative price stabilization as a result of supply and demand rebalancing, in addition to lower volumes in our global soybean oilseed processing businesses. The above decreases were slightly offset by higher volumes in our Europe softseed business primarily driven from increased activity at our Ukrainian facilities.
•In Merchandising, Net sales decreased 3%, primarily due to lower average sales prices in our global corn, wheat, and oil businesses. The decrease was partially offset by an increase in volumes, primarily due to fewer supply constraints compared to the prior period in our global corn, wheat, and oils businesses.
Cost of goods sold decreased 6% to $18,654 million for the six months ended June 30, 2024. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 8%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results in the current period as well as the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
•In Merchandising, Cost of goods sold decreased 1%, primarily due to lower Net sales, as further described above.
Foreign exchange (losses) gains - net decreased 304% to a loss of $101 million for the six months ended June 30, 2024. The net loss in the current year was the result of losses in our Processing business, primarily due to the impact of a stronger U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Other income (expense) - net was income of $109 million for the six months ended June 30, 2024 compared to income of $18 million for the six months ended June 30, 2023. The increase was primarily due to gains in Argentina related to foreign currency positioning.

Segment EBIT decreased 72% to $416 million for the six months ended June 30, 2024. The net increase was primarily due to the following:
•In Processing, a decrease of 75% was primarily due to lower Gross profit, driven by lower margins in our global soybean oilseed processing businesses as well as lower foreign exchange results as described above, partially offset by an increase in Other income (expense) - net as highlighted above.
•In Merchandising, a decrease of 57% was primarily due lower Gross profit, driven by lower results in our global corn and global wheat businesses.
Refined and Specialty Oils Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2024	2023	% Change	2024	2023	% Change
Volumes (in thousand metric tons)	2,300	2,212	4%	4,495	4,358	3%
Net sales	$3,121	$3,601	(13)%	$6,361	$7,489	(15)%
Cost of goods sold	(2,806)	(3,268)	(14)%	(5,687)	(6,814)	(17)%
Gross profit	315	333	(5)%	674	675	—%
Selling, general and administrative expense	(100)	(98)	2%	(200)	(193)	4%
Foreign exchange (losses) gains – net	(2)	5	(140)%	(13)	10	(230)%
EBIT attributable to noncontrolling interests	(12)	(7)	71%	(18)	(11)	64%
Other income (expense) – net	(16)	(16)	—%	(32)	(31)	3%
Income (loss) from affiliates	—	—	—%	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$185	$217	(15)%	$411	$450	(9)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Refined and Specialty Oils segment Net sales decreased 13%, to $3,121 million for the three months ended June 30, 2024. The decrease was primarily due to lower sales prices in all regions, driven by relative price stabilization and increased supply, partially offset by increased volumes due to expanded capacity at our Avondale refinery.
Cost of goods sold decreased 14%, to $2,806 million for the three months ended June 30, 2024. The decrease was primarily due to lower prices in all regions, as described for Net sales above, partially offset by unfavorable mark-to-market results.
Segment EBIT decreased 15% to $185 million for the three months ended June 30, 2024. The decrease was primarily due to lower Gross profit driven by lower margins in our soybean oil refining businesses.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Refined and Specialty Oils segment Net sales decreased 15%, to $6,361 million for the six months ended June 30, 2024. The decrease was primarily due to lower average sales prices in all regions, driven by prices stabilizing and increased supply, partially offset by increased volumes due to expanded capacity at our Avondale refinery.
Cost of goods sold decreased 17%, to $5,687 million for the six months ended June 30, 2024. The decrease in Cost of goods sold was primarily due to lower prices in all regions, as described in Net sales above, in addition to more favorable mark-to-market results.
Segment EBIT decreased 9%, to $411 million for the six months ended June 30, 2024. Although Gross profit remained consistent between periods, the decrease was primarily due to unfavorable Foreign exchange (losses) gains - net, driven by the devaluation of the Egyptian pound in the first quarter of 2024.

Milling Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2024	2023	% Change	2024	2023	% Change
Volumes (in thousand metric tons)	971	844	15%	1,845	1,665	11%
Net sales	$401	$490	(18)%	$782	$1,005	(22)%
Cost of goods sold	(335)	(450)	(26)%	(656)	(934)	(30)%
Gross profit	66	40	65%	126	71	77%
Selling, general and administrative expense	(24)	(24)	—%	(49)	(45)	9%
Foreign exchange (losses) gains – net	(2)	(1)	100%	(2)	(1)	100%
EBIT attributable to noncontrolling interests	—	1	(100)%	—	1	(100)%
Other income (expense) – net	(1)	(2)	(50)%	(3)	(3)	—%
Income (loss) from affiliates	(1)	—	(100)%	(1)	—	(100)%
Total Milling Segment EBIT	$38	$14	171%	$71	$23	209%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Milling segment Net sales decreased 18%, to $401 million for the three months ended June 30, 2024. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by an increase in volumes across both regions.
Cost of goods sold decreased 26%, to $335 million for the three months ended June 30, 2024. The decrease was primarily due to lower sales prices, as described for Net sales above, as well as more favorable mark-to-market results.
Segment EBIT increased 171%, to $38 million for the three months ended June 30, 2024. The increase was primarily due to higher Gross profit driven by South America, as described above.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Milling segment Net sales decreased 22%, to $782 million for the six months ended June 30, 2024. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by an increase in volumes across both regions.
Cost of goods sold decreased 30%, to $656 million for the six months ended June 30, 2024. The decrease was primarily due to lower sales prices, as described for Net sales above, in addition to more favorable mark-to-market results.
Segment EBIT increased 209%, to $71 million for the six months ended June 30, 2024. The increase was primarily due to higher Gross profit driven by South America, as described above.

Corporate and Other

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$13	$11	18%	$26	$20	30%
Cost of goods sold	(20)	(18)	11%	(31)	(27)	15%
Gross profit	(7)	(7)	—%	(5)	(7)	(29)%
Selling, general and administrative expense	(174)	(147)	18%	(333)	(252)	32%
Foreign exchange (losses) gains – net	6	(6)	200%	1	(1)	200%
EBIT attributable to noncontrolling interests	1	1	—%	2	1	100%
Other income (expense) – net	18	21	(14)%	51	41	24%
Income (loss) from affiliates	1	(17)	106%	1	(17)	106%
Total Corporate and Other EBIT	$(155)	$(155)	—%	$(283)	$(235)	(20)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Corporate and Other EBIT remained flat, a loss of $155 million for both the three months ended June 30, 2024 and June 30, 2023. Although Total Corporate and Other EBIT remained consistent between periods, SG&A expense increased by 18%, primarily driven by increases related to acquisition and integration costs associated with the announced acquisition of Viterra. The company recognized acquisition and integrations costs of $62 million, and $18 million for the three months ended June 30, 2024, and 2023, respectively. The increase described above was offset by impairment charges in the prior year of $16 million, in Income (loss) from affiliates, related to the impairment of a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment EBIT decreased 20%, to a loss of $283 million for the six months ended June 30, 2024. The decrease was primarily driven by an increase in SG&A expense resulting from increased acquisition and integration costs associated with the announced acquisition of Viterra. The company recognized acquisition and integrations costs of $123 million, and $18 million for the six months ended June 30, 2024, and 2023, respectively. The increase described above was partially offset by impairment charges in the prior year of $16 million, in Income (loss) from affiliates, related to the impairment of a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$49	$72	(32)%	$92	$136	(32)%
Cost of goods sold	(48)	(70)	(31)%	(90)	(134)	(33)%
Gross profit	1	2	(50)%	2	2	—%
Selling, general and administrative expense	(1)	—	100%	(1)	—	100%
Other income (expense) – net	—	2	(100)%	—	2	(100)%
Income (loss) from affiliates	(21)	47	(145)%	2	66	(97)%
Total Sugar and Bioenergy Segment EBIT	$(21)	$51	(141)%	$3	$70	(96)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment EBIT decreased 141%, to a loss of $21 million for the three months ended June 30, 2024. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the prior period, higher foreign exchange losses on U.S. dollar denominated debt of BP Bunge Bioenergia in the current period, and lower gross margins compared to the prior year due to lower ethanol prices.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment EBIT decreased 96%, to $3 million for the six months ended June 30, 2024. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the prior period, as well as higher foreign exchange losses on U.S. dollar denominated debt of BP Bunge Bioenergia in the current period.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2024	2023	% Change	2024	2023	% Change
Interest income	$37	$40	(8)%	$79	$83	(5)%
Interest expense	(123)	(129)	(5)%	(231)	(241)	(4)%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Interest income decreased 8%, to $37 million for the three months ended June 30, 2024. Interest expense decreased by 5%, to $123 million for the three months ended June 30, 2024. Interest income and Interest expense are consistent with the prior period as a result of similar debt levels across periods and interest rates remaining substantially flat.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Interest income decreased 5%, to $79 million for the six months ended June 30, 2024. Interest expense decreased 4%, to $231 million for the six months ended June 30, 2024. Interest income and Interest expense are consistent with the prior period as a result of similar debt levels and interest rates remaining substantially flat.

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
Working Capital

	As of
(US$ in millions, except current ratio)	June 30, 2024	June 30, 2023	December 31, 2023
Cash and cash equivalents	$1,161	$1,330	$2,602
Trade accounts receivable, net	2,277	2,599	2,592
Inventories	8,057	8,806	7,105
Other current assets	3,957	4,465	4,051
Total current assets	$15,452	$17,200	$16,350
Short-term debt	$949	$667	$797
Current portion of long-term debt	5	4	5
Trade accounts payable	3,429	4,248	3,664
Current operating lease obligations	300	370	308
Other current liabilities	2,923	3,002	2,913
Total current liabilities	$7,606	$8,291	$7,687
Working capital(1)	$7,846	$8,909	$8,663
Current ratio(1)	2.03	2.07	2.13

(1)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $7,846 million at June 30, 2024, a decrease of $817 million from working capital of $8,663 million at December 31, 2023, and a decrease of $1,063 million from working capital of $8,909 million at June 30, 2023.
Cash and Cash Equivalents - Cash and cash equivalents were $1,161 million at June 30, 2024, a decrease of $1,441 million from $2,602 million at December 31, 2023, and a decrease of $169 million from $1,330 million at June 30, 2023. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the six months ended June 30, 2024.
Trade accounts receivable, net - Trade accounts receivable, net were $2,277 million at June 30, 2024, a decrease of $315 million from $2,592 million at December 31, 2023, and a decrease of $322 million from $2,599 million at June 30, 2023. The decrease from December 31, 2023 and June 30, 2023, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $8,057 million at June 30, 2024, an increase of $952 million from $7,105 million at December 31, 2023, and a decrease of $749 million from $8,806 million at June 30, 2023. The increase from December 31, 2023 was primarily due to increased volumes in conjunction with the timing of the South American harvest, partially offset by lower average commodity prices. The decrease from June 30, 2023, was primarily due to lower average commodity prices partially offset by higher volumes as of June 30, 2024.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,776 million, $5,837 million, and $7,196 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $3,957 million at June 30, 2024, a decrease of $94 million from $4,051 million at December 31, 2023, and a decrease of $508 million from $4,465 million at June 30, 2023. The decrease from December 31, 2023, was primarily due to a decrease in secured advances to suppliers, lower unrealized gains on derivative contracts at fair value and a decrease in prepaid expenses. The decrease was partially offset by an increase in margin deposits and prepaid commodity purchase contracts. The decrease from June 30, 2023, was primarily due to significantly lower unrealized gains on derivative contracts, as well as a decrease in secured advances to suppliers, partially offset by increases in margin deposits, marketable securities and other short-term investments, and prepaid commodity purchase contracts.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $954 million at June 30, 2024, an increase of $152 million from $802 million at December 31, 2023, and an increase of $283 million from $671 million at June 30, 2023. The higher short-term debt levels at June 30, 2024 compared to December 31, 2023 and June 30, 2023, were due to higher borrowings by Bunge operating companies on local bank lines of credit to meet working capital funding requirements.
Trade accounts payable - Trade accounts payable were $3,429 million at June 30, 2024, a decrease of $235 million from $3,664 million at December 31, 2023, and a decrease of $819 million from $4,248 million at June 30, 2023. The decrease from December 31, 2023 and June 30, 2023 was primarily due to lower average inventory prices during the current period along with depreciation of the Brazilian Real and timing of payments, partially offset by increased inventory volumes in South America as discussed above.
Other current liabilities - Other current liabilities were $2,923 million at June 30, 2024, an increase of $10 million from $2,913 million at December 31, 2023, and a decrease of $79 million from $3,002 million at June 30, 2023. The increase from December 31, 2023, was primarily due to higher accrued dividends (see Note 17 - Equity for further details) and a $103 million refundable deposit received in relation to the planned sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions for further details), partially offset by a decrease in accrued liabilities due to variable compensation accrual timing and income taxes payable. The decrease from June 30, 2023, was primarily due to significantly lower unrealized losses on derivative contracts, partially offset by higher accrued dividends and a refundable deposit received in relation to the planned sale of BP Bunge Bioenergia as discussed above.
Debt
    As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At June 30, 2024, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Incremental Commitments(2)	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	June 30, 2024		June 30, 2024	December 31, 2023
$1.1 Billion 364-day Revolving Credit Agreement (3)	2025	$1,100	$—	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement (3)	2029	1,950	1,250	—	—
$3.5 Billion 3-year Revolving Facility Agreement (3)	2026	1,750	1,750	—	—
$865 Million 5-year Revolving Credit Agreement	2026	865	—	—	—
Total Revolving Credit Facilities		$5,665	$3,000	$—	$—

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
(3)See Note 13 - Debt for a description of current period activity related to these facilities.

Short and long-term debt —

	As of
US$ in millions	June 30, 2024	June 30, 2023	December 31, 2023
Short-term debt	$949	$667	$797
Long-term debt, including current portion	4,091	4,282	4,085
Total debt	$5,040	$4,949	$4,882

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Year Ended December 31, 2023
Average total debt outstanding	$5,132	$5,408	$5,293
Our total debt was $5,040 million at June 30, 2024, an increase of $158 million from $4,882 million at December 31, 2023, and an increase of $91 million from $4,949 million at June 30, 2023. The higher total debt levels at June 30, 2024 compared to December 31, 2023 and June 30, 2023 were primarily due to an increase in short-term bank borrowings as described above.
The following table summarizes additional information on our short-term debt at June 30, 2024.

(US$ in millions)	Outstanding Balance at June 30, 2024	Weighted Average Interest Rate at June 30, 2024	Highest Balance Outstanding During Quarter Ended June 30, 2024	Average Balance During Quarter Ended June 30, 2024	Weighted Average Interest Rate During Quarter Ended June 30, 2024
Bank borrowings (1)	$949	12.20%	$1,010	$947	10.08%
Commercial paper	—	—%	853	213	5.52%
Total	$949			$1,160
(1)    Includes $376 million of local currency bank borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 21.16% as of June 30, 2024.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At June 30, 2024, there were no borrowings outstanding under these bilateral short-term credit lines.
In addition, Bunge's operating companies had $949 million and $797 million in short-term borrowings outstanding from local bank lines of credit at June 30, 2024, and December 31, 2023, respectively, to support working capital requirements.
As described in Note 2 - Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing. For further details on the Acquisition Financing, refer to Note 13 - Debt. Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration and the remainder for repayment of certain indebtedness of Viterra which is expected to be repaid at closing.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2024, were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2024.

Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2024	December 31, 2023
Equity:
Registered shares	$1	$1
Additional paid-in capital	5,869	5,900
Retained earnings	12,005	12,077
Accumulated other comprehensive income (loss)	(6,446)	(6,054)
Treasury shares, at cost	(1,427)	(1,073)
Total Bunge shareholders’ equity	10,002	10,851
Noncontrolling interest	982	963
Total equity	$10,984	$11,814

Total Bunge shareholders’ equity was $10,002 million at June 30, 2024, compared to $10,851 million at December 31, 2023, a decrease of $849 million. The decrease was primarily due to $400 million in repurchases of registered shares, $392 million of loss in Other comprehensive income (loss), and $385 million of declared dividends to shareholders, as described in Note 17 - Equity, partially offset by $314 million of Net income (loss) attributable to Bunge.
Share repurchase program - As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the six months ended June 30, 2024, Bunge repurchased 4,376,974 shares for $400 million. As of June 30, 2024, 11,893,950 shares were repurchased for $1.2 billion and $1.0 billion remained outstanding for repurchases under the program.

Cash Flows

	Six Months Ended June 30,
(US$ in millions)	2024	2023
Cash provided by (used for) operating activities	$(480)	$472
Cash provided by (used for) investing activities	(548)	(384)
Cash provided by (used for) financing activities	(388)	92
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6)	28
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,422)	$208
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
During the six months ended June 30, 2024, our cash and cash equivalents and restricted cash decreased by $1,422 million, compared to an increase of $208 million during the six months ended June 30, 2023, as further explained below.
Operating: Cash used for operating activities was $480 million for the six months ended June 30, 2024, a decrease of $952 million, compared to cash provided by operating activities of $472 million for the six months ended June 30, 2023. The decrease was primarily driven by lower reported net income and more cash used for working capital funding, driven by increased inventory volumes and the timing of payments, partially offset by lower average inventory prices, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the six months ended June 30, 2024, we recorded a foreign currency loss on our debt of $103 million, and for the six months ended June 30, 2023, we recorded a foreign currency gain on our debt of $174 million, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $548 million for the six months ended June 30, 2024, a decrease of $164 million, compared to cash used for investing activities of $384 million for the six months ended June 30, 2023. The decrease was primarily due to lower proceeds from the disposal of businesses and property, plant and equipment during the six months ended June 30, 2024, as compared to proceeds received on the sale of our Russian oilseed business during the six months ended June 30, 2023, in addition to higher net payments for investments. These decreases were partially offset by higher proceeds from investments in affiliates related to the refundable deposit received for the planned sale of BP Bunge Bioenergia as further explained in Note 2 - Acquisitions and Dispositions.
Financing: Cash used for financing activities was $388 million for the six months ended June 30, 2024, a decrease of $480 million, compared to cash provided by financing activities of $92 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, we received net cash proceeds of short and long-term debt of $191 million, primarily, short-term borrowings from local bank lines, repurchased $400 million of registered shares and paid $191 million in dividends to shareholders. During the six months ended June 30, 2023, we received net cash proceeds of short and long-term debt of $248 million, primarily from draws on long-term loans offset by the repayment of senior notes, and paid $188 million of dividends to shareholders.

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.68 per share on June 3, 2024, to shareholders of record on May 20, 2024. On May 15, 2024, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.72 per share, payable in four equal quarterly installments of $0.68 per share beginning in the second quarter of fiscal year 2024 and ending in the first quarter of fiscal year 2025. The $0.68 per share dividend distribution represents a $0.0175, or 3%, increase from the Company's previously approved quarterly cash dividend declared prior to the Redomestication of $0.6625 per share.

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

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$530	$(53)	$459	$(46)
Lowest daily aggregated position value	$(407)	$(41)	$(502)	$(50)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2024, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $60 million for the six months ended June 30, 2024, and foreign exchange gains of $111 million for the year ended December 31, 2023, related to permanently invested intercompany loans.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2024, was $5,087 million, with a carrying value of $5,040 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at June 30, 2024, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $53 million in interest expense on our variable rate debt at June 30, 2024. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, we have continued to monitor the recent migration of certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning system which could result in changes to our internal controls over financial reporting.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $55 million and $103 million, for labor and civil claims, respectively, as of June 30, 2024. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The Exhibit Index below contains a list of exhibits filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1	* +++	Twenty-Fifth Amendment to Receivables Transfer Agreement, dated May 21, 2024, by and among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers, and Purchaser Agents party thereto
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BUNGE GLOBAL SA

Date: August 1, 2024	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer