Form 10-Q
period 2024-09-30
Bunge Global SA
filed 2024-10-30
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of October 25, 2024, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:139,627,104

BUNGE GLOBAL SA

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	4

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2024 and 2023	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	59

PART II — INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

Exhibit Index		62

Signatures		63

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$12,908	$14,227	$39,566	$44,604
Cost of goods sold	(12,136)	(13,182)	(37,254)	(41,013)
Gross profit	772	1,045	2,312	3,591
Selling, general and administrative expenses	(437)	(447)	(1,325)	(1,220)
Interest income	33	38	112	121
Interest expense	(127)	(133)	(358)	(374)
Foreign exchange (losses) gains – net	14	(47)	(101)	(64)
Other income (expense) – net	87	8	212	35
Income (loss) from affiliates	(20)	39	(58)	83
Income (loss) before income tax	322	503	794	2,172
Income tax (expense) benefit	(89)	(114)	(236)	(495)
Net income (loss)	233	389	558	1,677
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12)	(16)	(23)	(50)
Net income (loss) attributable to Bunge shareholders (Note 18)	$221	$373	$535	$1,627
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$1.57	$2.50	$3.77	$10.85

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$1.56	$2.47	$3.73	$10.71
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$233	$389	$558	$1,677
Other comprehensive income (loss):
Foreign exchange translation adjustment	167	(166)	(369)	102
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(1) and $1 in 2024 and $1 and $(2) in 2023	(57)	31	68	(61)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of $1 and $1 in 2024 and $3 and $2 in 2023	(1)	(2)	(2)	101
Total other comprehensive income (loss)	109	(137)	(303)	142
Total comprehensive income (loss)	342	252	255	1,819
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(12)	(20)	(45)
Total comprehensive income (loss) attributable to Bunge	$313	$240	$235	$1,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,836	$2,602
Trade accounts receivable (less allowances of $91 and $104) (Note 4)	2,100	2,592
Inventories (Note 5)	7,465	7,105
Other current assets (Note 6)	3,518	4,051
Total current assets	15,919	16,350
Property, plant and equipment, net	5,115	4,541
Operating lease assets	937	926
Goodwill	482	489
Other intangible assets, net	358	398
Investments in affiliates	1,136	1,280
Deferred income taxes	725	773
Other non-current assets (Note 7)	595	615
Total assets	$25,267	$25,372
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$755	$797
Current portion of long-term debt (Note 13)	663	5
Trade accounts payable (includes $569 and $823 carried at fair value) (Note 11)	3,211	3,664
Current operating lease obligations	288	308
Other current liabilities (Note 10)	2,774	2,913
Total current liabilities	7,691	7,687
Long-term debt (Note 13)	4,777	4,080
Deferred income taxes	376	400
Non-current operating lease obligations	595	566
Other non-current liabilities (Note 16)	670	824
Redeemable noncontrolling interest	2	1
Equity (Note 17):
Registered shares, par value $.01; authorized not issued – 80,714,736 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2024 – 139,625,014 shares, 2023 – 145,319,668 shares	1	1
Additional paid-in capital	5,881	5,900
Retained earnings	12,231	12,077
Accumulated other comprehensive income (loss) (Note 17)	(6,354)	(6,054)
Treasury shares, at cost; 2024 - 21,804,458 shares and 2023 - 16,109,804 shares	(1,624)	(1,073)
Total Bunge shareholders’ equity	10,135	10,851
Noncontrolling interests	1,021	963
Total equity	11,156	11,814
Total liabilities, redeemable noncontrolling interest and equity	$25,267	$25,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$558	$1,677
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	36	56
Foreign exchange (gain) loss on net debt	39	(151)
Depreciation, depletion and amortization	345	317
Share-based compensation expense	49	51
Deferred income tax expense (benefit)	(43)	115
Results from affiliates	39	(100)
Other, net	48	65
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	382	306
Inventories	(557)	933
Secured advances to suppliers	146	(228)
Trade accounts payable and accrued liabilities	(386)	(690)
Advances on sales	(179)	(227)
Net unrealized (gains) losses on derivative contracts	533	(247)
Margin deposits	(152)	(111)
Recoverable and income taxes, net	(148)	(19)
Marketable securities	7	(17)
Other, net	130	130
Cash provided by (used for) operating activities	847	1,860
INVESTING ACTIVITIES
Payments made for capital expenditures	(887)	(805)
Proceeds from investments	739	21
Payments for investments	(872)	(26)
Settlements of net investment hedges	(4)	(57)
Proceeds from beneficial interest in securitized trade receivables	—	85
Proceeds from disposals of businesses and property, plant and equipment	6	165
Proceeds from investments in affiliates	103	—
Payments for investments in affiliates	(23)	(136)
Other, net	(19)	107
Cash provided by (used for) investing activities	(957)	(646)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	113	161
Proceeds from short-term debt with maturities greater than three months	646	848
Repayments of short-term debt with maturities greater than three months	(765)	(593)
Proceeds from long-term debt	2,036	1,000
Repayments of long-term debt	(752)	(879)
Debt issuance costs	(24)	(25)
Repurchases of registered shares	(600)	(466)
Dividends paid to registered and common shareholders	(287)	(287)
Capital contributions from (Return of capital to) noncontrolling interest	41	40
Other, net	(32)	(12)
Cash provided by (used for) financing activities	376	(213)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	40
Net increase (decrease) in cash and cash equivalents, and restricted cash	266	1,041
Cash and cash equivalents, and restricted cash - beginning of period	2,623	1,152
Cash and cash equivalents, and restricted cash - end of period	$2,889	$2,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, July 1, 2024	$1	141,641,323	$1	19,788,149	$(1,427)	$5,869	$12,005	$(6,446)	$982	$10,984
Net income (loss)	(1)	—	—	—	—	—	221	—	13	234
Other comprehensive income (loss)	—	—	—	—	—	—	—	92	17	109
Dividends on registered shares	—	—	—	—	—	—	5	—	—	5
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(1)	(1)
Capital contribution (return) from (to) noncontrolling interest	2	—	—	—	—	(2)	—	—	10	8
Share-based compensation expense	—	—	—	—	—	15	—	—	—	15
Repurchase of common shares	—	(2,063,956)	—	2,063,956	(200)	—	—	—	—	(200)
Issuance of registered shares, including stock dividends	—	47,647	—	(47,647)	3	(1)	—	—	—	2
Balance, September 30, 2024	$2	139,625,014	$1	21,804,458	$(1,624)	$5,881	$12,231	$(6,354)	$1,021	$11,156

		Common Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, July 1, 2023	$4	150,630,209	$1	18,835,812	$(1,320)	$6,706	$11,279	$(6,091)	$783	$11,358
Net income (loss)	(1)	—	—	—	—	—	373	—	17	390
Other comprehensive income (loss)	—	—	—	—	—	—	—	(133)	(4)	(137)
Dividends on common shares, $0.6625 per share	—	—	—	—	—	—	(96)	—	—	(96)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(2)	(2)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	7	7
Acquisition of noncontrolling interest	—	—	—		—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Repurchase of common shares	—	(4,327,536)	—	4,327,536	(488)	—	—	—	—	(488)
Issuance of common shares, including stock dividends	—	65,630	—	—	—	4	(1)	—	—	3
Balance, September 30, 2023	$3	146,368,303	$1	23,163,348	$(1,808)	$6,727	$11,555	$(6,224)	$892	$11,143

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net income (loss)	(1)	—	—	—	—	—	535	—	24	559
Other comprehensive income (loss)	—	—	—	—	—	—	—	(300)	(3)	(303)
Dividends on registered shares, $2.72 per share	—	—	—	—	—	—	(380)	—	—	(380)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	2	—	—	—	—	(2)	—	—	41	39
Share-based compensation expense	—	—	—	—	—	49	—	—	—	49
Repurchase of registered shares	—	(6,440,930)	—	6,440,930	(600)	—	—	—	—	(600)
Issuance of registered shares, including stock dividends	—	746,276	—	(746,276)	49	(66)	(1)	—	—	(18)
Balance, September 30, 2024	$2	139,625,014	$1	21,804,458	$(1,624)	$5,881	$12,231	$(6,354)	$1,021	$11,156

		Common Shares		Treasury Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	149,907,932	$1	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956
Net income (loss)	(1)	—	—	—	—	—	1,627	—	51	1,678
Other comprehensive income (loss)	—	—	—	—	—	—	—	147	(5)	142
Dividends on common shares, $1.95 per share	—	—	—	—	—	—	(290)	—	—	(290)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(17)	(17)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	40	40
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	51	—	—	—	51
Repurchase of common shares	—	(4,327,536)	—	4,327,536	(488)	—	—	—	—	(488)
Issuance of common shares, including stock dividends	—	787,907	—	—	—	(16)	(4)	—	—	(20)
Balance, September 30, 2023	$3	146,368,303	$1	23,163,348	$(1,808)	$6,727	$11,555	$(6,224)	$892	$11,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2023 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, forming part of Bunge’s 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
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

(US$ in millions)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$2,836	$2,173
Restricted cash included in Other current assets	53	20
Total	$2,889	$2,193
Cash paid for income taxes, net of refunds received, was $333 million and $350 million for the nine months ended September 30, 2024, and 2023, respectively. Cash paid for interest expense was $357 million and $366 million for the nine months ended September 30, 2024, and 2023, respectively.

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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company has begun evaluating disclosure presentation alternatives that will result in expanded disclosure in the Company's Income Taxes footnote.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker, as identified for purposes of segment determination. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company has begun evaluating disclosure presentation alternatives that will result in expanded disclosure in the Company's Segment Information footnote.

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
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $6.3 billion as of September 30, 2024 and receive approximately $2.0 billion in cash (collectively the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
In connection with the execution of the Business Combination Agreement, Bunge secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, Bunge completed the sale and issuance of three tranches of unsecured senior notes ("Senior Notes") for an aggregate principal amount of $2.0 billion. See Note 13 - Debt for further information. As a result of the Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion to $6.0 billion at September 30, 2024. Bunge intends to use a portion of the proceeds from the Acquisition Financing and Senior Notes issuance to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.

Also, in the third quarter of 2024, Bunge's wholly-owned subsidiary, Bunge Limited Finance Corp. ("BLFC"), commenced offers (the "US Exchange Offers") to exchange all outstanding notes of certain series issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In addition, in the third quarter of 2024, Viterra commenced a consent solicitation (the "European Consent Solicitation") to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V. ("BFE"), a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. The US Exchange Offers and European Consent Solicitation are conditioned, among other things, upon the consummation of the Acquisition. See Note 13 - Debt for further information.
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
Additionally, on June 12, 2023 in contemplation of the Business Combination Agreement, Bunge Limited's Board of Directors approved a $1.7 billion expansion of the existing share repurchase program for the repurchase of Bunge's issued and outstanding shares. Approximately $300 million remained outstanding under the existing program prior to the expansion of the program, resulting in an aggregate program size of up to $2.0 billion of repurchases of Bunge's issued and outstanding shares. Since June 13, 2023, Bunge repurchased 11,848,791 shares for $1.2 billion. Therefore, as of September 30, 2024, $800 million remains outstanding for repurchases under the program. See Note 17 - Equity for further details on share repurchases.
CJ Latam and Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, “CJ”) for a total cash consideration of approximately $510 million to be adjusted for net debt, plus an additional sum in consideration for the value of net working capital. Operations of CJ primarily consist of an oilseed processing facility located in Brazil. Bunge expects to finance the transaction through cash from operations and existing financing facilities. The acquisition is expected to close in late 2024, subject to customary closing conditions.
Dispositions
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement with BP Biofuels Brazil Investment Limited ("BP") to sell its 50% ownership share in BP Bunge Bioenergia, a joint venture formed to cultivate sugar cane, produce and sell sugar and sugar ethanol, and create power cogeneration activities. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement for an approximate total net amount of $828 million in consideration inclusive of certain closing adjustments for the value of net working capital and net debt, among other items. The final net amount of consideration is subject to certain adjustments within 90 days of the closing date as defined in the share purchase agreement. Upon transaction close, Bunge has agreed to indemnify BP against future losses associated with certain legal claims as defined in the share purchase agreement.
During the second quarter of 2024, Bunge received a refundable deposit towards the closing purchase price of $103 million, which is recorded within Other current liabilities on the condensed consolidated balance sheet at September 30, 2024 and as an investing cash inflow within Proceeds from investments in affiliates on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. Upon the transaction close, the refundable deposit recorded within Other current liabilities on the September 30, 2024 condensed consolidated balance sheet was released.
As of September 30, 2024, the carrying value of Bunge's investment in BP Bunge Bioenergia is $369 million. The investment is reported within Investments in affiliates in the Sugar and Bioenergy segment on the condensed consolidated balance sheet. Additionally, $(148) million of Bunge's Accumulated other comprehensive income (loss) as of September 30, 2024 is related to the investment in BP Bunge Bioenergia.

Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge will divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"), in exchange for $300 million plus up to $40 million in contingent payments, as well as certain adjustments in consideration, including net working capital and net debt, among other items. BISA operates three industrial facilities in the Iberian Peninsula. The transaction is expected to close in early 2025, subject to customary closing conditions.

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
            As of September 30, 2024, and December 31, 2023, time deposits and LCs of $7,461 million and $6,880 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At September 30, 2024, and December 31, 2023, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.56% and 5.77%, respectively. During the nine months ended September 30, 2024, and 2023, total net proceeds from issuances of LCs were $5,200 million and $4,646 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of September 30, 2024 or December 31, 2023. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and nine month periods ended September 30, 2024, and 2023.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Nine Months Ended September 30, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	38	1	39
Recoveries	(40)	(2)	(42)
Write-offs charged against the allowance	(8)	(1)	(9)
Foreign exchange translation differences	(3)	(3)	(6)
Allowance as of September 30, 2024	$91	$27	$118

(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Nine Months Ended September 30, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	55	—	55
Recoveries	(44)	(2)	(46)
Write-offs charged against the allowance	(2)	(12)	(14)
Foreign exchange translation differences	2	—	2
Allowance as of September 30, 2023	$101	$32	$133
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

(US$ in millions)	September 30, 2024	December 31, 2023
Receivables sold which were derecognized from Bunge's balance sheet	$1,172	$1,230
Receivables pledged to the administrative agent and included in Trade accounts receivable	$226	$343
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2024	2023
Gross receivables sold	$8,809	$10,231
Proceeds received in cash related to transfers of receivables	$8,776	$10,186
Cash collections from customers on receivables previously sold	$8,868	$10,231
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$33	$45

5.    INVENTORIES
Inventories by segment consist of the following:

(US$ in millions)	September 30, 2024	December 31, 2023
Agribusiness	$6,163	$5,830
Refined and Specialty Oils	1,134	1,096
Milling	162	175
Corporate and Other	6	4
Total	$7,465	$7,105
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.
RMI by segment consists of the following:

(US$ in millions)	September 30, 2024	December 31, 2023
Agribusiness(1)	$5,846	$5,519
Refined and Specialty Oils	334	302
Milling	15	16
Total	$6,195	$5,837
(1)    The Company engages in trading and distribution, or merchandising activities. Included in RMI is $4,759 million and $4,242 million attributable to merchandising activities at September 30, 2024, and December 31, 2023, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2024	December 31, 2023
Unrealized gains on derivative contracts, at fair value	$1,025	$1,481
Prepaid commodity purchase contracts (1)	393	320
Secured advances to suppliers, net (2)	178	462
Recoverable taxes, net	302	378
Margin deposits	773	618
Marketable securities and other short-term investments (3)	178	105
Income taxes receivable	86	54
Prepaid expenses	194	346
Restricted cash	53	21
Other	336	266
Total	$3,518	$4,051
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $7 million and $8 million at September 30, 2024, and December 31, 2023, respectively.
(-)    Interest earned on secured advances to suppliers of $4 million and $6 million for the three months ended September 30, 2024, and 2023, respectively, and $20 million and $17 million for the nine months ended September 30, 2024, and 2023, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	September 30, 2024	December 31, 2023
Foreign government securities	$60	$39
Certificates of deposit/time deposits	19	—
Equity securities	21	28
Other	78	38
Total	$178	$105
As of September 30, 2024, and December 31, 2023, $102 million and $67 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended September 30, 2024, and 2023, unrealized gains/(losses) of $7 million and $(4) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2024, and 2023. For the nine months ended September 30, 2024, and 2023, unrealized gains/(losses) of $(1) million and $(10) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2024, and 2023.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2024	December 31, 2023
Recoverable taxes, net (1)	$20	$25
Judicial deposits (1)	100	120
Other long-term receivables, net (2)	16	16
Income taxes receivable (1)	135	136
Long-term investments (3)	174	142
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	28	43
Unrealized gains on derivative contracts, at fair value	1	1
Other	113	124
Total	$595	$615
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of September 30, 2024, and December 31, 2023, $13 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $12 million and $13 million at September 30, 2024, and December 31, 2023, respectively.
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

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2024, and the year ended December 31, 2023, was $72 million and $88 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2024		December 31, 2023
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$28	$28	$30	$30
Renegotiated amounts	—	—	2	1
For which no allowance has been provided:
Legal collection process (1)	11	—	19	—
Renegotiated amounts (2)	4	—	5	—
Other long-term receivables (3)	13	—	18	—
Total	$56	$28	$74	$31
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Nine Months Ended September 30,
(US$ in millions)	2024	2023
Allowance as of January 1	$31	$36
Bad debt provisions	1	1
Recoveries	—	(3)
Write-offs	—	(5)
Transfers	—	—
Foreign exchange translation	(4)	2
Allowance as of September 30	$28	$31

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Investment in Affiliates
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement to sell its 50% ownership share in BP Bunge Bioenergia. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement. See Note 2 - Acquisitions and Dispositions for further information.
Terminal XXXIX De Santos S.A. (“T-39”)
On May 29, 2024, Bunge entered into a share purchase agreement to indirectly acquire a 25% interest of T-39. The acquisition price for Bunge's 25% interest is Brazilian reais 300 million (approximately $54 million). T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. The transaction is expected to close in early 2025, subject to customary closing conditions.
Impairment of Equity Method Investment
During the nine months ended September 30, 2024, the Company recorded an impairment of $19 million associated with a minority investment in North America. The impairment was determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. Impairment charges were recorded to Income (loss) from affiliates within the Agribusiness segment.
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
Further, Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023. All amounts exclude intercompany balances, which have been eliminated upon consolidation.

For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$567	$606
Trade accounts receivable	4	1
Inventories	47	76
Other current assets	31	146
Total current assets	649	829
Property, plant and equipment, net	368	196
Other intangible assets, net	80	91
Total assets	$1,097	$1,116

Current liabilities:
Trade accounts payable and accrued liabilities	$57	$70
Other current liabilities	33	143
Total current liabilities	90	213
Long-term debt	47	44
Other non-current liabilities	9	5
Total liabilities	$146	$262
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
Income tax expense for the three and nine months ended September 30, 2024, was $89 million and $236 million, respectively. Income tax expense for the three and nine months ended September 30, 2023, was $114 million and $495 million, respectively. The effective tax rate for the three and nine months ended September 30, 2024, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and unfavorable adjustments related to foreign currency fluctuations in South America. The effective tax rate for the three and nine months ended September 30, 2023, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2024	December 31, 2023
Unrealized losses on derivative contracts, at fair value	$1,100	$1,038
Accrued liabilities	784	865
Advances on sales (1)	279	463
Dividends payable (2)	190	96
Income tax payable	105	238
Disposition deposit (3)	103	—
Other	213	213
Total	$2,774	$2,913
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
(2)    See Note 17 - Equity.
(3)    On June 19, 2024, Bunge entered into a definitive share purchase agreement to sell its 50% ownership share in BP Bunge Bioenergia. In the second quarter of 2024, Bunge received a refundable deposit towards the closing purchase price of $103 million. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement. See Note 2 - Acquisitions and Dispositions for further information.

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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2024				December 31, 2023
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$150	$20	$—	$170	$315	$149	$—	$464
Readily marketable inventories (Note 5)	—	5,067	1,128	6,195	—	5,175	662	5,837
Trade accounts receivable (1)	—	1	—	1	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	13	—	13	—	12	—	12
Foreign exchange	—	348	—	348	—	253	—	253
Commodities	60	449	74	583	198	737	88	1,023
Freight	45	—	—	45	80	—	—	80
Energy	35	—	—	35	114	—	—	114
Credit	—	2	—	2	—	—	—	—
Other (3)	82	33	—	115	40	39	—	79
Total assets	$372	$5,933	$1,202	$7,507	$747	$6,366	$750	$7,863
Liabilities:
Trade accounts payable (1)	$—	$394	$175	$569	$—	$591	$232	$823
Unrealized loss on derivative contracts (4):
Interest rate	—	174	—	174	1	273	—	274
Foreign exchange	—	276	—	276	—	223	—	223
Commodities	67	551	57	675	166	417	17	600
Freight	74	—	—	74	68	—	—	68
Energy	45	1	—	46	132	1	—	133
Credit	—	2	—	2	—	—	—	—
Total liabilities	$186	$1,398	$232	$1,816	$367	$1,505	$249	$2,121
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million included in Other non-current assets at September 30, 2024, and December 31, 2023, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $147 million and $260 million included in Other non-current liabilities at September 30, 2024, and December 31, 2023, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2024, and 2023. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2024
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2024	$1,262	$13	$(377)	$898
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	153	(8)	2	147
Purchases	215	—	(10)	205
Sales	(610)	—	—	(610)
Settlements	—	—	191	191
Transfers into Level 3	396	16	(68)	344
Transfers out of Level 3	(311)	(4)	95	(220)
Translation adjustment	23	—	(8)	15
Balance, September 30, 2024	$1,128	$17	$(175)	$970
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $124 million, $(11) million and $1 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2024.
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

	Three Months Ended September 30, 2023
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Other (3)	Total
Balance, July 1, 2023	$1,384	$9	$(437)	$11	$967
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	300	39	3	—	342
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	1	1
Purchases	554	—	(21)	—	533
Sales	(699)	—	—	—	(699)
Settlements	—	—	158	—	158
Transfers into Level 3	450	22	(32)	—	440
Transfers out of Level 3	(854)	(31)	2	—	(883)
Translation adjustment	(41)	—	16	—	(25)
Balance, September 30, 2023	$1,094	$39	$(311)	$12	$834
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $207 million, $24 million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2023.
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
(3)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $1 million mark-to-market losses related to securities still held at September 30, 2023.

	Nine Months Ended September 30, 2024
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2024	$662	$71	$(232)	$501
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	580	(68)	14	526
Purchases	1,594	—	(438)	1,156
Sales	(1,760)	—	—	(1,760)
Settlements	—	—	499	499
Transfers into Level 3	1,108	20	(233)	895
Transfers out of Level 3	(986)	(6)	155	(837)
Translation adjustment	(70)	—	60	(10)
Balance, September 30, 2024	$1,128	$17	$(175)	$970
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $488 million, $(50) million and $14 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2024.
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

	Nine Months Ended September 30, 2023
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Other(3)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	665	(32)	21	—	654
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(1)	(1)
Purchases	2,767	—	(450)	—	2,317
Sales	(2,215)	—	—	(14)	(2,229)
Settlements	—	—	329	—	329
Transfers into Level 3	1,658	51	(113)	—	1,596
Transfers out of Level 3	(2,216)	(31)	44	—	(2,203)
Translation adjustment	23	—	(12)	—	11
Balance, September 30, 2023	$1,094	$39	$(311)	$12	$834
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $648 million, $(20) million and $22 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2023.
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
(3)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $15 million in mark-to-market losses related to securities still held at September 30, 2023.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2025. Of the amount currently in Accumulated other comprehensive income (loss), $1 million of deferred losses are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	September 30, 2024	December 31, 2023	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$2,700	$2,900	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(165)	$(260)	$ Notional
Carrying value of hedged debt	$2,525	$2,625	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$7	$54	$ Notional
Foreign currency option - notional amount	$102	$99	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,194	$1,112	$ Notional

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
The table below summarizes the volume of economic derivatives as of September 30, 2024, and December 31, 2023. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2024		2023		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$295	$(1,422)	$935	$(1,465)	$ Notional
Futures	$—	$(299)	$—	$(612)	$ Notional
Forwards	$—	$—	$416	$(416)	$ Notional
Options	$—	$—	$—	$(3)	$ Notional
Currency
Forwards	$10,724	$(11,697)	$8,808	$(10,356)	$ Notional
Swaps	$2,759	$(1,646)	$1,357	$(324)	$ Notional
Futures	$—	$(4)	$—	$(2)	$ Notional
Options	$7	$(33)	$5	$(5)	Delta
Agricultural commodities
Forwards	22,752,408	(31,474,803)	25,588,125	(34,163,143)	Metric Tons
Futures	—	(7,590,458)	—	(1,224,688)	Metric Tons
Options	299,044	(580)	29,420	(615,937)	Metric Tons
Ocean freight
FFA	—	(9,538)	—	(4,965)	Hire Days
Natural gas
Forwards	500	(100)	300	—	MMBtus
Swaps	1,260,900	—	778,436	—	MMBtus
Futures	10,231,918	—	12,715,588	—	MMBtus
Options	507,727	—	—	(2,923,438)	MMBtus
Electricity
Futures	67,321	—	—	(281,511)	Mwh
Energy - other
Swaps	267,488	—	202,716	—	Metric Tons
Options	—	—	40,920	—	Metric Tons
Energy - CO2
Futures	245,000	—	675,000	—	Metric Tons
Options	400,000	—	400,000	—	Metric Tons
Other
Swaps and futures	$90	$(90)	$100	$(106)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2024, and 2023.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2024	2023
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(1)	$2

Cost of goods sold
Hedge accounting	Foreign currency	$—	$1
Economic hedges	Foreign currency	39	(41)
	Commodities	(202)	30
	Other (1)	(37)	79
Total Cost of goods sold		$(200)	$69

Interest expense
Hedge accounting	Interest rate	$(31)	$(35)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$—	$(5)
Economic hedges	Foreign currency	(7)	10
Total Foreign exchange (losses) gains – net		$(7)	$5

Other income (expense)
Economic hedges	Interest rate	$—	$(1)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$—	$1
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(18)	$10
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(39)	$20

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$(1)	$(1)
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine months ended September 30,
(US$ in millions)		2024	2023
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(1)	$6

Cost of goods sold
Hedge accounting	Foreign currency	$—	$1
Economic hedges	Foreign currency	(160)	367
	Commodities	(228)	394
	Other (1)	(91)	86
Total Cost of goods sold		$(479)	$848

Selling, general & administrative expenses
Hedge Accounting	Foreign exchange	$—	$1

Interest expense
Hedge accounting	Interest rate	$(92)	$(103)
Economic hedges	Interest rate	—	6
Total Interest expense		$(92)	$(97)

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$—	$(26)
Economic hedges	Foreign currency	(5)	4
Total Foreign exchange (losses) gains - net		$(5)	$(22)

Other income (expense)
Economic hedges	Interest rate	$—	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$—	$1
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$4	$(21)
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$64	$(41)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$(2)	$(1)
(1)    Other includes results from freight, energy, and other derivatives

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	September 30, 2024	December 31, 2023
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$—
Commercial paper (1)	—	—
Other short-term debt	755	797
Total Short-term debt	755	797
Current portion of long-term debt	663	5
Total Short-term debt and Current portion of long-term debt (2)	1,418	802
Long-term debt: (3)
Term loan due 2025 - SOFR plus 0.90%(4)	—	750
Term loan due 2027 - SOFR plus 1.125%	250	250
Term loan due 2028 - SOFR plus 1.325%	250	249
1.63% Senior Notes due 2025	599	598
3.25% Senior Notes due 2026	699	698
3.75% Senior Notes due 2027	598	597
4.10% Senior Notes due 2028(5)	397	—
4.20% Senior Notes due 2029(5)	792	—
2.75% Senior Notes due 2031	992	991
4.65% Senior Notes due 2034(5)	790	—
Cumulative adjustment to long-term debt from application of hedge accounting	(189)	(260)
Other long-term debt	262	212
Subtotal (6)	5,440	4,085
Less: Current portion of long-term debt	(663)	(5)
Total Long-term debt (7)	4,777	4,080
Total debt	$6,195	$4,882
(1)    On April 12, 2024, Bunge increased the aggregate size of its existing commercial paper program by $1 billion to an aggregate of $2 billion.
(2)    Includes secured debt of $207 million and $200 million at September 30, 2024, and December 31, 2023, respectively.
(3)    Variable interest rates are as of September 30, 2024.
(4)    On September 30, 2024, Bunge prepaid and terminated its 3-year term loan agreement due in 2025.
(5)    See Viterra Acquisition Financing section within Note 13 - Debt below for further details.
(6)    The fair value (Level 2) of long-term debt, including current portion, is $5,456 million and $4,125 million at September 30, 2024, and December 31, 2023, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(7)    Includes secured debt of $129 million and $100 million at September 30, 2024, and December 31, 2023, respectively.
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
Viterra Acquisition Financing
As described in Note 2 - Acquisitions and Dispositions, Bunge secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the Acquisition. As a result of the Senior Notes issuance discussed further below, the $7.7 billion financing commitment has been reduced to $5.7 billion. The $5.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the Acquisition.
Senior Notes - On September 17, 2024, Bunge completed the sale and issuance of (i) $400 million aggregate principal amount of 4.100% senior notes due 2028, (ii) $800 million aggregate principal amount of 4.200% senior notes due 2029, and (iii) $800 million aggregate principal amount of 4.650% senior notes due 2034. Collectively, the three tranches of Senior Notes total an aggregate principal amount of $2.0 billion. The Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and its 100% owned finance subsidiary, BLFC, with the U.S. Securities and Exchange Commission. The net proceeds of the offering were approximately $1.98 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge. The net proceeds from the offering are expected to be used to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes. The Senior Notes are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, under certain circumstances, including if the Acquisition of Viterra is not consummated or the Acquisition is not consummated by an agreed upon date per the terms of the Business Combination Agreement.
Exchange Offers and Consent Solicitations of Viterra Notes - On September 9, 2024, Bunge announced that, in connection with its pending Acquisition of Viterra, Bunge's 's wholly-owned subsidiary, BLFC, commenced US Exchange Offers to exchange all outstanding notes of certain series (the "Existing USD Viterra Notes") issued by VFBV and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge.
Concurrently with the US Exchange Offers, BLFC successfully solicited consents, on behalf of VFBV, and VFBV amended the respective indentures governing the Existing USD Viterra Notes on September 23, 2024 to, among other things, eliminate certain of the covenants, restrictive provisions and events of default, and modify or amend certain other provisions, including unconditionally releasing and discharging the guarantees by each of Viterra and Viterra B.V.
In addition, in the third quarter of 2024, Viterra commenced the European Consent Solicitation to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 (collectively, the "Existing Euro Viterra Notes") to, among other things, substitute the issuer and guarantors of such notes with BFE, a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. The resolutions to effect such amendments have been passed by the requisite number of noteholders.
The US Exchange Offers and European Consent Solicitation are conditioned, among other things, upon the consummation of the Acquisition. For this reason, the Existing USD Viterra Notes and Existing Euro Viterra Notes are not recognized on Bunge's condensed consolidated balance sheet, until consummation of the Acquisition.

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for the three and nine months ended September 30, 2024, and 2023. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and nine months ended September 30, 2024, and 2023.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2024, and 2023, such services were not material to the Company's consolidated results.
At September 30, 2024, and December 31, 2023, receivables related to the above related party transactions comprised approximately 3% or less of total Trade accounts receivable. At September 30, 2024, and December 31, 2023, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At September 30, 2024, and December 31, 2023, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 8% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2023. Included in Other non-current liabilities as of September 30, 2024, and December 31, 2023, are the following amounts related to these matters:

(US$ in millions)	September 30, 2024	December 31, 2023
Non-income tax claims	$21	$19
Labor claims	48	66
Civil and other claims	106	114
Total	$175	$199
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amounts.
As of September 30, 2024, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2024	December 31, 2023
ICMS	1990 to Present	$157	$212
PIS/COFINS	2002 to Present	$422	$438

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2024:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$16	$150
Residual value guarantee (2)	—	384
Russia disposition indemnity (3)	9	235
Other guarantees	—	12
Total	$25	$781
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such guaranteed debt facilities at September 30, 2024, Bunge's potential liability was $124 million, and it has recorded $16 million of obligations and potential losses related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At September 30, 2024, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)    On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's Russian subsidiary. The indemnity expires on February 2, 2030. As of September 30, 2024, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.
Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	September 30, 2024	December 31, 2023
Labor, legal, and other provisions	$194	$218
Pension and post-retirement obligations (1)	153	170
Uncertain income tax positions (2)	75	68
Unrealized losses on derivative contracts, at fair value (3)	147	260
Other	101	108
Total	$670	$824
(1)On October 2, 2024, the Company, as plan sponsor for one of Bunge's defined benefit U.S. pension plans, utilized approximately $377 million of plan assets to purchase an equally valued buy-in contract from a third-party insurer. On October 22, 2024, the Company notified plan participants in the same defined benefit U.S. pension plan of its intent to offer a lump sum buyout to eligible participants and terminate the plan, which is expected to be completed in the second half of fiscal year 2025. The October 2024 actions had no impact on the condensed consolidated financial statements as of September 30, 2024.

(2)See Note 9 - Income Taxes.
(3)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the three months ended September 30, 2024, Bunge repurchased 2,063,956 shares for $200 million; and during the nine months ended September 30, 2024, Bunge repurchased 6,440,930 shares for $600 million. As of September 30, 2024, 13,957,906 shares were repurchased for $1.4 billion and $800 million remained outstanding for repurchases under the program.
Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends paid per share	$0.68	$0.6625	$2.0225	$1.9125
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
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At September 30, 2024, and December 31, 2023, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled $190 million and $96 million, respectively, see Note 10- Other Current Liabilities.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2024	$(6,005)	$(321)	$(120)	$(6,446)
Other comprehensive income (loss) before reclassifications	150	(57)	—	93
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, September 30, 2024	$(5,855)	$(379)	$(120)	$(6,354)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2023	$(5,554)	$(435)	$(102)	$(6,091)
Other comprehensive income (loss) before reclassifications	(162)	31	—	(131)
Amount reclassified from accumulated other comprehensive income (loss)	(1)	(1)	—	(2)
Balance, September 30, 2023	$(5,717)	$(405)	$(102)	$(6,224)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(5,489)	$(445)	$(120)	$(6,054)
Other comprehensive income (loss) before reclassifications	(366)	68	—	(298)
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance, September 30, 2024	$(5,855)	$(379)	$(120)	$(6,354)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	107	(61)	—	46
Amount reclassified from accumulated other comprehensive income (loss)	102	(1)	—	101
Balance, September 30, 2023	$(5,717)	$(405)	$(102)	$(6,224)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s common shares prior to the Redomestication and Bunge’s registered shares after the Redomestication.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2024	2023	2024	2023
Net income (loss) attributable to Bunge shareholders	$221	$373	$535	$1,627

Weighted-average number of shares outstanding:
Basic	140,519,185	149,195,908	141,875,297	149,958,262
Effect of dilutive shares:
—stock options and awards (1)	1,626,416	2,020,948	1,696,582	1,933,552
Diluted	142,145,601	151,216,856	143,571,879	151,891,814

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$1.57	$2.50	$3.77	$10.85
Net income (loss) attributable to Bunge shareholders—diluted	$1.56	$2.47	$3.73	$10.71
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and nine months ended September 30, 2024, and 2023.

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
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. On June 19, 2024, Bunge entered into a definitive share purchase agreement to sell its 50% ownership share in BP Bunge Bioenergia. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement. See Note 2 - Acquisitions and Dispositions for further information.
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

	Three Months Ended September 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,292	$3,158	$407	$38	$13	$—	$12,908
Inter–segment revenues	1,857	60	—	—	—	(1,917)	—
Cost of goods sold	(8,900)	(2,820)	(364)	(37)	(15)	—	(12,136)
Gross profit	392	338	43	1	(2)	—	772
Selling, general and administrative expenses	(147)	(103)	(25)	(1)	(161)	—	(437)
Foreign exchange (losses) gains – net	20	(8)	—	—	2	—	14
EBIT - Noncontrolling interests (1)	4	(13)	—	—	—	—	(9)
Other income (expense) - net	79	(14)	(1)	—	23	—	87
Income (loss) from affiliates	(26)	—	—	6	—	—	(20)
Total Segment EBIT (2)	322	200	17	6	(138)	—	407
Total assets	15,911	4,018	911	391	4,036	—	25,267

	Three Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$10,082	$3,601	$479	$56	$9	$—	$14,227
Inter–segment revenues	2,139	45	—	—	—	(2,184)	—
Cost of goods sold	(9,437)	(3,249)	(429)	(54)	(13)	—	(13,182)
Gross profit	645	352	50	2	(4)	—	1,045
Selling, general and administrative expenses	(145)	(98)	(25)	(1)	(178)	—	(447)
Foreign exchange (losses) gains – net	(52)	(2)	—	1	6	—	(47)
EBIT - Noncontrolling interests (1)	(9)	(6)	—	—	1	—	(14)
Other income (expense) - net	36	(19)	(2)	—	(7)	—	8
Income (loss) from affiliates	(14)	—	—	53	—	—	39
Total Segment EBIT (2)	461	227	23	55	(182)	—	584
Total assets	16,660	3,849	972	469	3,183	—	25,133

	Nine Months Ended September 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$28,689	$9,519	$1,189	$130	$39	$—	$39,566
Inter–segment revenues	5,454	177	81	—	—	(5,712)	—
Cost of goods sold	(27,554)	(8,507)	(1,020)	(127)	(46)	—	(37,254)
Gross profit	1,135	1,012	169	3	(7)	—	2,312
Selling, general and administrative expenses	(452)	(303)	(74)	(2)	(494)	—	(1,325)
Foreign exchange (losses) gains	(81)	(21)	(2)	—	3	—	(101)
EBIT - Noncontrolling interests (1)	14	(31)	—	—	2	—	(15)
Other income (expense) - net	188	(46)	(4)	—	74	—	212
Income (loss) from affiliates	(66)	—	(1)	8	1	—	(58)
Total Segment EBIT (2)	738	611	88	9	(421)	—	1,025
Total assets	15,911	4,018	911	391	4,036	—	25,267

	Nine Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$31,809	$11,090	$1,484	$192	$29	$—	$44,604
Inter–segment revenues	6,294	138	164	—	—	(6,596)	—
Cost of goods sold	(29,359)	(10,063)	(1,363)	(188)	(40)	—	(41,013)
Gross profit	2,450	1,027	121	4	(11)	—	3,591
Selling, general and administrative expenses	(428)	(291)	(70)	(1)	(430)	—	(1,220)
Foreign exchange (losses) gains	(77)	8	(1)	1	5	—	(64)
EBIT - Noncontrolling interests (1)	(29)	(17)	1	—	2	—	(43)
Other income (expense) - net	54	(50)	(5)	2	34	—	35
Income (loss) from affiliates	(19)	—	—	119	(17)	—	83
Total Segment EBIT (2)	1,951	677	46	125	(417)	—	2,382
Total assets	16,660	3,849	972	469	3,183	—	25,133
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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2024	2023	2024	2023
Net income (loss) attributable to Bunge	$221	$373	$535	$1,627
Interest income	(33)	(38)	(112)	(121)
Interest expense	127	133	358	374
Income tax expense (benefit)	89	114	236	495
Noncontrolling interests' share of interest and tax	3	2	8	7
Total Segment EBIT	$407	$584	$1,025	$2,382
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

	Three Months Ended September 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$8,708	$292	$—	$36	$—	$9,036
Sales from contracts with customers (ASC 606)	584	2,866	407	2	13	3,872
Net sales to external customers	$9,292	$3,158	$407	$38	$13	$12,908

	Three Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,491	$305	$23	$53	$—	$9,872
Sales from contracts with customers (ASC 606)	591	3,296	456	3	9	4,355
Net sales to external customers	$10,082	$3,601	$479	$56	$9	$14,227

	Nine Months Ended September 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$27,178	$711	$1	$126	$—	$28,016
Sales from contracts with customers (ASC 606)	1,511	8,808	1,188	4	39	11,550
Net sales to external customers	$28,689	$9,519	$1,189	$130	$39	$39,566

	Nine Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$30,073	$745	$138	$187	$—	$31,143
Sales from contracts with customers (ASC 606)	1,736	10,345	1,346	5	29	13,461
Net sales to external customers	$31,809	$11,090	$1,484	$192	$29	$44,604

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
•our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances, including without limitation Bunge’s pending business combination with Viterra Limited ("Viterra");
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
•operational risks, including industrial accidents, natural disasters, pandemics or epidemics, wars and cybersecurity incidents;
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2024 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2023, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended September 30, 2024, for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended September 30, 2024, Net income attributable to Bunge was $221 million, a decrease of $152 million compared to $373 million, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Net income attributable to Bunge was $535 million, a decrease of $1,092 million, compared to $1,627 million for the nine months ended September 30, 2023. The decrease for the three and nine months ended September 30, 2024, was primarily due to lower Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview & Results of Operations section below, partially offset by lower income tax expense as discussed further below.
Earnings Per Share - Diluted - For the three months ended September 30, 2024, Net income attributable to Bunge shareholders - diluted, was $1.56 per share, a decrease of $0.91 per share, compared to income of $2.47 per share for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Net income attributable to Bunge shareholders - diluted, was $3.73 per share, a decrease of $6.98 per share, compared to income of $10.71 per share for the nine months ended September 30, 2023.
EBIT - For the three months ended September 30, 2024, Total Segment EBIT was $407 million, a decrease of $177 million compared to Total Segment EBIT of $584 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Total Segment EBIT was $1,025 million, a decrease of $1,357 million compared to Total Segment EBIT of $2,382 million for the nine months ended September 30, 2023. The decrease in Total Segment EBIT for the three and nine months ended September 30, 2024, was primarily due to lower Segment EBIT in our Core and Non-core segments, resulting primarily from lower gross profit in our Agribusiness segment, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $89 million for the three months ended September 30, 2024 compared to $114 million for the three months ended September 30, 2023. Income tax expense was $236 million for the nine months ended September 30, 2024 compared to $495 million for the nine months ended September 30, 2023. The decrease for the three and nine months ended September 30, 2024 was primarily due to lower pre-tax income in 2024, partially offset by unfavorable discrete tax adjustments in 2024.

Liquidity and Capital Resources – At September 30, 2024, working capital, which equals Total current assets less Total current liabilities, was $8,228 million, a decrease of $151 million, compared to working capital of $8,379 million at September 30, 2023, and a decrease of $435 million, compared to working capital of $8,663 million at December 31, 2023. The decrease in working capital at September 30, 2024, compared to September 30, 2023, was primarily due to lower Other current assets, lower Trade accounts receivables, net and a higher Current portion of long-term debt balance, partially offset by lower Trade accounts payable balances, higher Cash and cash equivalents and a lower Short-term debt balance. The decrease in working capital at September 30, 2024, compared to December 31, 2023, was primarily due to a higher Current portion of long-term debt balance, lower Other current assets and Trade accounts receivable, net balances, partially offset by lower Trade accounts payable balances, as well as higher Inventories and Cash and cash equivalents as described within the Liquidity and Capital Resources section below.
Segment Overview & Results of Operations
Our operations are organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. See Note 2 - Acquisitions and Dispositions for details regarding Bunge's disposition of its 50% interest in BP Bunge Bioenergia.
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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2024	2023	2024	2023
Net income (loss) attributable to Bunge	$221	$373	$535	$1,627
Interest income	(33)	(38)	(112)	(121)
Interest expense	127	133	358	374
Income tax expense (benefit)	89	114	236	495
Noncontrolling interests' share of interest and tax	3	2	8	7
Total Segment EBIT	$407	$584	$1,025	$2,382

Agribusiness Segment EBIT	322	461	738	1,951
Refined and Specialty Oils Segment EBIT	200	227	611	677
Milling Segment EBIT	17	23	88	46
Core Segment EBIT	539	711	1,437	2,674

Corporate and Other EBIT	(138)	(182)	(421)	(417)

Sugar and Bioenergy Segment EBIT	6	55	9	125
Non-core Segment EBIT	6	55	9	125

Total Segment EBIT	$407	$584	$1,025	$2,382

Core Segments

Agribusiness Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2024	2023	% Change	2024	2023	% Change
Volumes (in thousand metric tons)	19,892	18,854	6%	60,663	55,497	9%
Net sales	$9,292	$10,082	(8)%	$28,689	$31,809	(10)%
Cost of goods sold	(8,900)	(9,437)	(6)%	(27,554)	(29,359)	(6)%
Gross profit	392	645	(39)%	1,135	2,450	(54)%
Selling, general and administrative expense	(147)	(145)	1%	(452)	(428)	6%
Foreign exchange (losses) gains – net	20	(52)	138%	(81)	(77)	5%
EBIT attributable to noncontrolling interests	4	(9)	144%	14	(29)	148%
Other income (expense) – net	79	36	119%	188	54	248%
Income (loss) from affiliates	(26)	(14)	86%	(66)	(19)	247%
Total Agribusiness Segment EBIT	$322	$461	(30)%	$738	$1,951	(62)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Agribusiness segment Net sales decreased 8%, to $9,292 million for the three months ended September 30, 2024. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 8%, primarily due to lower average sales prices experienced in all regions for our global soybean oilseed processing businesses, driven by relative price stabilization due to a more balanced supply and demand environment. The above decreases were partially offset by higher volumes primarily driven from increased activity in Argentina due to the drought experienced in the region in the prior year.
•In Merchandising, Net sales decreased 7%, primarily due to lower average sales prices in our global corn, oils and wheat businesses. This decrease was partially offset by an increase in volumes, due to fewer supply constraints compared to the prior period in our global corn and oils businesses.
Cost of goods sold decreased 6%, to $8,900 million for the three months ended September 30, 2024. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 5%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results in the current period as well as the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
•In Merchandising, Cost of goods sold decreased 9%, primarily due to lower Net sales as well as favorable mark-to-market results in the current period.
Foreign exchange (losses) gains - net increased 138% to a gain of $20 million for the three months ended September 30, 2024. The net gain in the current year was the result of gains in our processing business, primarily due to the impact of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Loss from affiliates increased 86% to a loss of $26 million for the three months ended September 30, 2024, primarily due to a $19 million impairment charge in the current period associated with a minority investment in North America.
Segment EBIT decreased 30%, to $322 million for the three months ended September 30, 2024. The net decrease was primarily due to the following:
•In Processing, a decrease of 49% was primarily due to lower Gross profit in our North America oilseed processing business as well as impairment charges incurred in the current period, as described above. This decrease was partially offset by favorable foreign exchange results as described above.
•In Merchandising, an increase of 232% was primarily due to higher Gross profit, driven by increased results in our ocean freight and global oil businesses.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Agribusiness segment Net sales decreased 10%, to $28,689 million for the nine months ended September 30, 2024. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 12%, primarily due to lower average sales prices experienced in all regions for our global soybean oilseed processing businesses as well as our Europe softseed businesses, driven by relative price stabilization due to a more balanced supply and demand environment, in addition to overall lower volumes in our global soybean oilseed processing businesses. The above decreases were slightly offset by higher volumes in our Europe softseed business primarily driven from increased activity at our Ukrainian facilities.
•In Merchandising, Net sales decreased 4%, primarily due to lower average sales prices in our global corn, wheat, and oil businesses. The decrease was partially offset by an increase in volumes, primarily due to fewer supply constraints compared to the prior period in our global corn, oils, and wheat businesses.
Cost of goods sold decreased 6% to $27,554 million for the nine months ended September 30, 2024. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 7%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results in the current period as well as the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
•In Merchandising, Cost of goods sold decreased 4%, primarily due to lower Net sales, as further described above, as well favorable mark-to-market results in the current period. The decrease was partially offset by the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.

Other income (expense) - net was income of $188 million for the nine months ended September 30, 2024 compared to income of $54 million for the nine months ended September 30, 2023. The increase was primarily due to gains in Argentina related to foreign currency positioning.
Loss from affiliates increased 247% to a loss of $66 million of for the nine months ended September 30, 2024, primarily due to a $19 million impairment charge in the current period associated with a minority investment in North America and lower results from a minority investment in a crush facility in Argentina.
Segment EBIT decreased 62% to $738 million for the nine months ended September 30, 2024. The net decrease was primarily due to the following:
•In Processing, a decrease of 68% was primarily due to lower Gross profit, driven by lower Gross profit in our North America oilseed processing business and global soybean oilseed processing businesses as well as a impairment charges incurred in the current year, as described above. This decrease was partially offset by an increase in Other income (expense) - net as highlighted above.
•In Merchandising, a decrease of 27% was primarily due lower Gross profit, driven by lower results in our global corn business.
Refined and Specialty Oils Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2024	2023	% Change	2024	2023	% Change
Volumes (in thousand metric tons)	2,334	2,278	2%	6,829	6,636	3%
Net sales	$3,158	$3,601	(12)%	$9,519	$11,090	(14)%
Cost of goods sold	(2,820)	(3,249)	(13)%	(8,507)	(10,063)	(15)%
Gross profit	338	352	(4)%	1,012	1,027	(1)%
Selling, general and administrative expense	(103)	(98)	5%	(303)	(291)	4%
Foreign exchange (losses) gains – net	(8)	(2)	300%	(21)	8	(363)%
EBIT attributable to noncontrolling interests	(13)	(6)	117%	(31)	(17)	82%
Other income (expense) – net	(14)	(19)	(26)%	(46)	(50)	(8)%
Income (loss) from affiliates	—	—	—%	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$200	$227	(12)%	$611	$677	(10)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Refined and Specialty Oils segment Net sales decreased 12%, to $3,158 million for the three months ended September 30, 2024. The decrease was primarily due to lower sales prices in all regions, driven by relative price stabilization and increased global supply, partially offset by increased volumes in Asia due to higher demand for certain products driven by better pricing, as well as increased volumes in North America due to expanded capacity at our Avondale refinery.
Cost of goods sold decreased 13%, to $2,820 million for the three months ended September 30, 2024. The decrease was primarily due to lower prices in all regions, as described for Net sales above, in addition to favorable mark-to-market results.
Segment EBIT decreased 12% to $200 million for the three months ended September 30, 2024. The decrease was primarily due to lower Gross profit driven by lower margins in our soybean oil refining businesses.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Refined and Specialty Oils segment Net sales decreased 14%, to $9,519 million for the nine months ended September 30, 2024. The decrease was primarily due to lower average sales prices in all regions, driven by prices stabilizing and increased global supply, partially offset by increased volumes in Asia due to higher demand for certain products driven by better pricing, as well as increased volumes in North America due to expanded capacity at our Avondale refinery.

Cost of goods sold decreased 15%, to $8,507 million for the nine months ended September 30, 2024. The decrease in Cost of goods sold was primarily due to lower prices in all regions, as described in Net sales above, in addition to more favorable mark-to-market results.
Segment EBIT decreased 10%, to $611 million for the nine months ended September 30, 2024. Although Gross profit remained relatively consistent between periods, the decrease was primarily due to unfavorable Foreign exchange (losses) gains - net, primarily driven by the devaluation of the Egyptian pound in the first quarter of 2024.

Milling Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2024	2023	% Change	2024	2023	% Change
Volumes (in thousand metric tons)	961	890	8%	2,806	2,555	10%
Net sales	$407	$479	(15)%	$1,189	$1,484	(20)%
Cost of goods sold	(364)	(429)	(15)%	(1,020)	(1,363)	(25)%
Gross profit	43	50	(14)%	169	121	40%
Selling, general and administrative expense	(25)	(25)	—%	(74)	(70)	6%
Foreign exchange (losses) gains – net	—	—	—%	(2)	(1)	100%
EBIT attributable to noncontrolling interests	—	—	—%	—	1	(100)%
Other income (expense) – net	(1)	(2)	(50)%	(4)	(5)	(20)%
Income (loss) from affiliates	—	—	—%	(1)	—	(100)%
Total Milling Segment EBIT	$17	$23	(26)%	$88	$46	91%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Milling segment Net sales decreased 15%, to $407 million for the three months ended September 30, 2024. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by an increase in volumes across both regions.
Cost of goods sold decreased 15%, to $364 million for the three months ended September 30, 2024. The decrease was primarily due to lower sales prices, as described for Net sales above, as well as favorable mark-to-market results.
Segment EBIT decreased 26%, to $17 million for the three months ended September 30, 2024. The decrease was primarily due to lower Gross profit in South America wheat milling, as described above.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Milling segment Net sales decreased 20%, to $1,189 million for the nine months ended September 30, 2024. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by an increase in volumes across both regions.
Cost of goods sold decreased 25%, to $1,020 million for the nine months ended September 30, 2024. The decrease was primarily due to lower sales prices, as described for Net sales above, as well as favorable mark-to-market results.
Segment EBIT increased 91%, to $88 million for the nine months ended September 30, 2024. The increase was primarily due to higher Gross profit in South America wheat milling, as described above.

Corporate and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$13	$9	44%	$39	$29	34%
Cost of goods sold	(15)	(13)	15%	(46)	(40)	15%
Gross profit	(2)	(4)	(50)%	(7)	(11)	(36)%
Selling, general and administrative expense	(161)	(178)	(10)%	(494)	(430)	15%
Foreign exchange (losses) gains – net	2	6	(67)%	3	5	(40)%
EBIT attributable to noncontrolling interests	—	1	(100)%	2	2	—%
Other income (expense) – net	23	(7)	429%	74	34	118%
Income (loss) from affiliates	—	—	—%	1	(17)	106%
Total Corporate and Other EBIT	$(138)	$(182)	24%	$(421)	$(417)	(1)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Corporate and Other EBIT increased 24%, to a loss of $138 million for the three months ended September 30, 2024. The increase was primarily driven by a decrease in SG&A expense primarily as the result of lower variable compensation expense, partially offset by higher acquisition and integration costs associated with the announced acquisition of Viterra. The company recognized acquisition and integration costs within Corporate and Other EBIT of $62 million, and $48 million for the three months ended September 30, 2024, and 2023, respectively. Additionally, results in the prior year included a $20 million impairment charge, in Other income (expense) - net, related to the full impairment of a long-term investment.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Corporate and Other EBIT decreased 1%, to a loss of $421 million for the nine months ended September 30, 2024. The decrease was primarily driven by an increase in SG&A expense resulting from increased acquisition and integration costs associated with the announced acquisition of Viterra, partially offset by lower variable compensation expense. The company recognized acquisition and integrations costs within Corporate and Other EBIT of $185 million, and $66 million for the nine months ended September 30, 2024, and 2023, respectively. The increase described above was partially offset by impairment charges in the prior year of $20 million, in Other income (expense) - net, related to the full impairment of a long-term investment and $16 million, in Income (loss) from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$38	$56	(32)%	$130	$192	(32)%
Cost of goods sold	(37)	(54)	(31)%	(127)	(188)	(32)%
Gross profit	1	2	(50)%	3	4	(25)%
Selling, general and administrative expense	(1)	(1)	—%	(2)	(1)	100%
Foreign exchange (losses) gains – net	—	1	(100)%	—	1	(100)%
Other income (expense) – net	—	—	—%	—	2	(100)%
Income (loss) from affiliates	6	53	(89)%	8	119	(93)%
Total Sugar and Bioenergy Segment EBIT	$6	$55	(89)%	$9	$125	(93)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Segment EBIT decreased 89%, to $6 million for the three months ended September 30, 2024. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, primarily resulting from foreign exchange losses on U.S. dollar denominated debt of BP Bunge Bioenergia in the current period. The decrease was also driven by lower gross margins in BP Bunge Bioenergia compared to the prior year due to higher operating costs and lower ethanol prices, which were partially offset by higher sugar and ethanol volumes.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Segment EBIT decreased 93%, to $9 million for the nine months ended September 30, 2024. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the prior period, as well as foreign exchange losses on U.S. dollar denominated debt of BP Bunge Bioenergia in the current period, and lower gross margins compared to the prior year due to lower ethanol prices.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2024	2023	% Change	2024	2023	% Change
Interest income	$33	$38	(13)%	$112	$121	(7)%
Interest expense	(127)	(133)	(5)%	(358)	(374)	(4)%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Interest income decreased 13%, to $33 million for the three months ended September 30, 2024. Interest expense decreased 5%, to $127 million for the three months ended September 30, 2024. Interest income and Interest expense are consistent with the prior period as a result of similar average debt levels and interest rates remaining substantially flat.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Interest income decreased 7%, to $112 million for the nine months ended September 30, 2024. Interest expense decreased 4%, to $358 million for the nine months ended September 30, 2024. Interest income and Interest expense are consistent with the prior period as a result of similar average debt levels and interest rates remaining substantially flat.

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
Working Capital

	As of
(US$ in millions, except current ratio)	September 30, 2024	September 30, 2023	December 31, 2023
Cash and cash equivalents	$2,836	$2,173	$2,602
Trade accounts receivable, net	2,100	2,509	2,592
Inventories	7,465	7,548	7,105
Other current assets	3,518	4,394	4,051
Total current assets	$15,919	$16,624	$16,350
Short-term debt	$755	$914	$797
Current portion of long-term debt	663	301	5
Trade accounts payable	3,211	3,975	3,664
Current operating lease obligations	288	317	308
Other current liabilities	2,774	2,738	2,913
Total current liabilities	$7,691	$8,245	$7,687
Working capital(1)	$8,228	$8,379	$8,663
Current ratio(1)	2.07	2.02	2.13

(1)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $8,228 million at September 30, 2024, a decrease of $435 million from working capital of $8,663 million at December 31, 2023, and a decrease of $151 million from working capital of $8,379 million at September 30, 2023.
Cash and Cash Equivalents - Cash and cash equivalents were $2,836 million at September 30, 2024, an increase of $234 million from $2,602 million at December 31, 2023, and an increase of $663 million from $2,173 million at September 30, 2023. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the nine months ended September 30, 2024.
Trade accounts receivable, net - Trade accounts receivable, net were $2,100 million at September 30, 2024, a decrease of $492 million from $2,592 million at December 31, 2023, and a decrease of $409 million from $2,509 million at September 30, 2023. The decrease from December 31, 2023 and September 30, 2023, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $7,465 million at September 30, 2024, an increase of $360 million from $7,105 million at December 31, 2023, and a decrease of $83 million from $7,548 million at September 30, 2023. The increase from December 31, 2023 was primarily due to increased volumes in conjunction with the timing of the South American harvest, partially offset by certain lower average commodity prices, including soybeans, while inventories remained consistent from September 30, 2023.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,195 million, $5,837 million, and $6,172 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $3,518 million at September 30, 2024, a decrease of $533 million from $4,051 million at December 31, 2023, and a decrease of $876 million from $4,394 million at September 30, 2023. The decrease from December 31, 2023 and September 30, 2023, was primarily due to significantly lower unrealized gains on derivative contracts at fair value as well as a decrease in secured advances to suppliers as market conditions in Brazil have lead to a reduction in new advances in the current period. The decrease from December 31, 2023 was partially offset by an increase in margin deposits in the current period.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $1,418 million at September 30, 2024, an increase of $616 million from $802 million at December 31, 2023, and an increase of $203 million from $1,215 million at September 30, 2023. The higher short-term debt levels at September 30, 2024 compared to December 31, 2023 and September 30, 2023, were due to an increase in the Current portion of long-term debt associated with our 1.63% Senior Notes, due 2025, partially offset by lower borrowings by Bunge operating companies on local bank lines of credit.
Trade accounts payable - Trade accounts payable were $3,211 million at September 30, 2024, a decrease of $453 million from $3,664 million at December 31, 2023, and a decrease of $764 million from $3,975 million at September 30, 2023. The decrease from December 31, 2023 was primarily due to certain lower average commodity prices, including soybeans and timing of payments. The decrease from September 30, 2023 was primarily due to timing of payments.
Other current liabilities - Other current liabilities were $2,774 million at September 30, 2024, a decrease of $139 million from $2,913 million at December 31, 2023, and an increase of $36 million from $2,738 million at September 30, 2023. The decrease from December 31, 2023, was primarily due to a decrease in advances on sales and income tax payable, partially offset by a $103 million refundable deposit received in relation to the sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions for further details) and higher accrued dividends (see Note 17 - Equity for further details). The slight increase from September 30, 2023, was primarily due to a refundable deposit received in relation to the sale of BP Bunge Bioenergia, as discussed above, higher accrued dividends, and an increase in income tax payable, partially offset by lower unrealized losses on derivative contracts and a decrease in advances on sales.
Debt
As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At September 30, 2024, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Incremental Commitments(2)	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	September 30, 2024		September 30, 2024	December 31, 2023
$1.1 Billion 364-day Revolving Credit Agreement (3)	2025	$1,100	$—	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement (3)	2029	1,950	1,250	—	—
$3.5 Billion 3-year Revolving Facility Agreement (3)	2026	1,750	1,750	—	—
$865 Million 5-year Revolving Credit Agreement	2026	865	—	—	—
Total Revolving Credit Facilities		$5,665	$3,000	$—	$—

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
(3)See Note 13 - Debt for a description of current period activity related to these facilities.

Short and long-term debt —

	As of
US$ in millions	September 30, 2024	September 30, 2023	December 31, 2023
Short-term debt	$755	$914	$797
Long-term debt, including current portion	5,440	4,268	4,085
Total debt	$6,195	$5,182	$4,882

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Year Ended December 31, 2023
Average total debt outstanding	$5,267	$5,323	$5,293
Our total debt was $6,195 million at September 30, 2024, an increase of $1,313 million from $4,882 million at December 31, 2023, and an increase of $1,013 million from $5,182 million at September 30, 2023. The higher total debt levels at September 30, 2024 compared to December 31, 2023 and September 30, 2023 were primarily due to an increase in Long-term debt, including current portion, resulting from the issuance of three tranches of unsecured senior notes ("Senior Notes") for an aggregate principal amount of $2.0 billion partially offset by the prepayment of the $750 million 3-year term loan agreement due in 2025. See Note 13 - Debt for further information.
The following table summarizes additional information on our short-term debt at September 30, 2024.

(US$ in millions)	Outstanding Balance at September 30, 2024	Weighted Average Interest Rate at September 30, 2024	Highest Month-End Balance Outstanding During Quarter Ended September 30, 2024	Average Balance During Quarter Ended September 30, 2024	Weighted Average Interest Rate During Quarter Ended September 30, 2024
Bank borrowings (1)	$755	13.28%	$903	$877	13.52%
Commercial paper	—	—%	420	105	5.48%
Total	$755			$982
(1)    Includes $307 million of local currency bank borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 23.42% as of September 30, 2024.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At September 30, 2024, there were no borrowings outstanding under these bilateral short-term credit lines.
In addition, Bunge's operating companies had $755 million and $797 million in short-term borrowings outstanding from local bank lines of credit at September 30, 2024, and December 31, 2023, respectively, to support working capital requirements.
As described in Note 2 - Acquisitions and Dispositions, we secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, we completed the sale and issuance of three tranches of Senior Notes for an aggregate principal amount of $2.0 billion. See Note 13 - Debt for further information. As a result of the Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion to $6.0 billion at September 30, 2024. Bunge intends to use a portion of the proceeds from the Acquisition Financing and Senior Notes issuance to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.
Also, in the third quarter of 2024, Bunge's wholly-owned subsidiary, Bunge Limited Finance Corp. ("BLFC"), commenced offers ( the "US Exchange Offers") to exchange all outstanding notes of certain series issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In addition, in the third quarter of 2024, Viterra commenced a consent solicitation (the "European Consent Solicitation") to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V. ("BFE"), a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. See Note 13 - Debt for further information.

The US Exchange Offers and European Consent Solicitation are conditioned among other things, upon the consummation of the Acquisition. This Form 10-Q is not intended to and does not constitute an offer to sell or purchase, or the solicitation of an offer to sell or purchase, or the solicitation of any vote of approval or the solicitation of tenders or consents with respect to any security. No offer, solicitation, purchase or sale will be made in any jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at September 30, 2024.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
1.63% Senior Notes due 2025	$600	$599
3.25% Senior Notes due 2026	700	699
3.75% Senior Notes due 2027	600	598
4.10% Senior Notes due 2028	400	397
4.20% Senior Notes due 2029	800	792
2.75% Senior Notes due 2031	1,000	992
4.65% Senior Notes due 2034	800	790
Bunge unconditionally guarantees BLFC's obligations with respect to the BLFC Notes. Bunge's guarantees are unsecured and unsubordinated obligations of Bunge and rank equally with all other unsecured and unsubordinated obligations of Bunge. The guarantees provide that in the event of a default in payment of principal of, or interest on, BLFC Notes of a particular series, the holder of such series of senior debt securities may institute legal proceedings directly against Bunge to enforce the applicable guarantee without first proceeding against BLFC.
As a holding company, Bunge is dependent upon dividends, loans, or advances or other intercompany transfers of funds from its subsidiaries to meet its obligations, including its obligations under the guarantee. The ability of certain of its subsidiaries to pay dividends and make other payments to Bunge may be restricted by, among other things, applicable laws, as well as agreements to which those subsidiaries may be party. Therefore, the ability of Bunge to make payments with respect to the guarantee may be limited. The BLFC Notes effectively rank junior to all liabilities of Bunge's subsidiaries (other than BLFC). In the event of a bankruptcy, liquidation, or dissolution of a subsidiary (other than BLFC) and following payment of its liabilities, the subsidiary may not have sufficient assets remaining to make payments to Bunge as a shareholder or otherwise.
    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2024, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-2	BBB+	CreditWatch Positive
Moody’s	P-2	Baa1	Stable
Fitch	F-2	BBB+	Stable

(1)    Short-term debt rating applies only to the commercial paper program with BLFC as the issuer.

Following the announcement of the Acquisition and the related financing activity described above, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a current standalone basis, and a pro-forma at closing basis. As well as with the issuance of Bunge Senior Notes in the third quarter of 2024, Standard & Poor's, Moody’s and Fitch have taken the following actions:
•Standard & Poor's upgraded Bunge’s long-term debt credit rating to BBB+ on June 13, 2023 and further placed the outlook on CreditWatch Positive for an upgrade to A- on September 9, 2024;
•Standard & Poor's also assigned a preliminary A- issue-level rating to Bunge's newly issued $2 billion Senior Notes on September 10, 2024;
•Moody’s upgraded Bunge’s long-term debt credit rating to Baa1 on August 1, 2024 with stable outlook; and

•Fitch upgraded Bunge’s long-term debt credit rating to BBB+ on September 5, 2024 with stable outlook.
We expect Standard and Poor's to resolve their CreditWatch Positive status at or before the closing date of the Acquisition, based on a variety of factors including but not limited to our operating performance, our financial position and high certainty that the Acquisition will close.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2024.

Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2024	December 31, 2023
Equity:
Registered shares	$1	$1
Additional paid-in capital	5,881	5,900
Retained earnings	12,231	12,077
Accumulated other comprehensive income (loss)	(6,354)	(6,054)
Treasury shares, at cost	(1,624)	(1,073)
Total Bunge shareholders’ equity	10,135	10,851
Noncontrolling interest	1,021	963
Total equity	$11,156	$11,814

Total Bunge shareholders’ equity was $10,135 million at September 30, 2024, compared to $10,851 million at December 31, 2023, a decrease of $716 million. The decrease was primarily due to $600 million in repurchases of registered shares, $300 million of loss in Other comprehensive income (loss), and $380 million of declared dividends to shareholders, as described in Note 17 - Equity, partially offset by $535 million of Net income (loss) attributable to Bunge.
Share repurchase program - As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge Limited's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge shares remained available under the existing program and Bunge Limited's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the three months ended September 30, 2024, Bunge repurchased 2,063,956 shares for $200 million and during the nine months ended September 30, 2024, Bunge repurchased 6,440,930 shares for $600 million. As of September 30, 2024, 13,957,906 shares were repurchased for $1.4 billion and $800 million remained outstanding for repurchases under the program.

Cash Flows

	Nine Months Ended September 30,
(US$ in millions)	2024	2023
Cash provided by (used for) operating activities	$847	$1,860
Cash provided by (used for) investing activities	(957)	(646)
Cash provided by (used for) financing activities	376	(213)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	40
Net increase (decrease) in cash and cash equivalents and restricted cash	$266	$1,041
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
During the nine months ended September 30, 2024, our cash and cash equivalents and restricted cash increased by $266 million, compared to an increase of $1,041 million during the nine months ended September 30, 2023, as further explained below.
Operating: Cash provided by operating activities was $847 million for the nine months ended September 30, 2024, a decrease of $1,013 million, compared to cash provided by operating activities of $1,860 million for the nine months ended September 30, 2023. The decrease was primarily driven by lower reported net income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the nine months ended September 30, 2024, we recorded a foreign currency loss on our debt of $39 million, and for the nine months ended September 30, 2023, we recorded a foreign currency gain on our debt of $151 million, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $957 million for the nine months ended September 30, 2024, a decrease of $311 million, compared to cash used for investing activities of $646 million for the nine months ended September 30, 2023. The decrease was primarily due to lower proceeds from the disposal of businesses and property, plant and equipment during the nine months ended September 30, 2024, as compared to proceeds received on the sale of our Russian oilseed business during the nine months ended September 30, 2023, in addition to higher net payments for investments and higher spend on capital expenditures. These uses of cash were partially offset by higher net proceeds from investments in affiliates related to prior year investments in South America and the refundable deposit received in the current period for the sale of BP Bunge Bioenergia as further explained in Note 2 - Acquisitions and Dispositions.
Financing: Cash provided by financing activities was $376 million for the nine months ended September 30, 2024, an increase of $589 million, compared to cash used for financing activities of $213 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received net cash proceeds of short and long-term debt of $1,278 million, primarily from the issuance of three tranches of Senior Notes for an aggregate principal amount of $2.0 billion, partially offset by the prepayment of a $750 million term loan, as described above, repurchased $600 million of registered shares and paid $287 million in dividends to shareholders. During the nine months ended September 30, 2023, we received net cash proceeds of short and long-term debt of $537 million, primarily from draws on long-term loans offset by the repayment of senior notes, repurchased $466 million of common shares and paid $287 million of dividends to shareholders.

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.68 per share on September 2, 2024, to shareholders of record on August 19, 2024. On May 15, 2024, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.72 per share, payable in four equal quarterly installments of $0.68 per share beginning in the second quarter of fiscal year 2024 and ending in the first quarter of fiscal year 2025.

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

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$762	$(76)	$459	$(46)
Lowest daily aggregated position value	$(407)	$(41)	$(502)	$(50)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2024, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $53 million for the nine months ended September 30, 2024, and foreign exchange gains of $111 million for the year ended December 31, 2023, related to permanently invested intercompany loans.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at September 30, 2024, was $6,211 million, with a carrying value of $6,195 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at September 30, 2024, would result in a less than 3% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $41 million in interest expense on our variable rate debt at September 30, 2024. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $48 million and $106 million, for labor and civil claims, respectively, as of September 30, 2024. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of purchases of equity securities during the third quarter of 2024 by Bunge and any of its affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 - July 31, 2024	—	$—	—	$1,000,001,134
August 1, 2024 - August 31, 2024	2,063,956	$96.90	2,063,956	$800,001,209
September 1, 2024 - September 30, 2024	—	$—	—	$800,001,209
Total	2,063,956	$96.90	2,063,956
(1)    Program was originally established in October 2021 for the repurchase of up to $500 million issued and outstanding common shares. On June 12, 2023, Bunge Limited's Board approved the expansion of the existing program for the repurchase of Bunge’s issued and outstanding shares. At the time, approximately $300 million of capacity for the repurchase of Bunge Limited shares remained available under the existing program and Bunge Limited's Board approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. To date under the program, 13,957,906 shares were repurchased for $1.4 billion.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The Exhibit Index below contains a list of exhibits filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

4.1		Indenture, dated September 17, 2024, by and among Bunge Limited Finance Corp., Bunge Global SA and U.S. Bank Trust Company, National Association (incorporated by reference from the Registrant's Form 8-K filed September 17, 2024)
4.2		First Supplemental Indenture, dated September 17, 2024, by and among Bunge Limited Finance Corp., Bunge Global SA and U.S. Bank Trust Company, National Association (including the form of Senior Note). (incorporated by reference from the Registrant's Form 8-K filed September 17, 2024)
10.1	* +++	Twenty-Sixth Amendment to Receivables Transfer Agreement, dated September 30, 2024, by and among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Bunge Agribusiness Iberica, S.L.U., as New Spanish Originator and the Conduit Purchasers, Committed Purchasers, and Purchaser Agents party thereto
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BUNGE GLOBAL SA

Date: October 30, 2024	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer