Form 10-K
period 2024-12-31
Bunge Global SA
filed 2025-02-20
CIK 1996862

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's shares held by non-affiliates, based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2024, as reported by the New York Stock Exchange, was approximately $15,013 million. Shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 18, 2025, 133,968,048 registered shares, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2025 Annual General Meeting of Shareholders (the "2025 Annual Meeting") to be held on May 15, 2025 are incorporated by reference into Part III.

References in this Annual Report on Form 10-K ("Annual Report") to "Bunge Global," "Bunge," "the Company," "we," "us," and "our" refer to Bunge Global SA and its consolidated subsidiaries, unless the context otherwise indicates.

References in this Annual Report to "shares" refer to both Bunge Limited common shares prior to the change of the jurisdiction of incorporation of our group holding company from Bermuda to Switzerland on November 1, 2023 (the "Redomestication") and to Bunge Global SA registered shares after the Redomestication, unless the context otherwise indicates.

Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, including:
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
•changes in government policies and laws affecting our business, including agricultural and trade (including tariff) policies, financial markets regulation and environmental, tax and biofuels regulation;
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
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward looking statements contained in this Annual Report. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward looking events discussed in this Annual Report not to occur. Except as otherwise required by federal securities law, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

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
•difficulty attracting, motivating and retaining executives and other key employees in light of the uncertainty associated with the Acquisition;
•shareholder lawsuits relating to the Acquisition;
•the incurrence of debt to fund the pending acquisition of Viterra;
•significant expenses in connection with the Acquisition, regardless of whether the Acquisition is completed; and
•the adequacy of our due diligence investigation of Viterra.

We are subject to risks relating to the combined company pending the Viterra Acquisition, including risks involving:
•failure to realize the anticipated benefits of the Acquisition;
•the incurrence of significant integration-related costs in connection with the Acquisition and realizing the anticipated synergies of the combined company;
•the ability of certain shareholders to exercise influence over the composition of Bunge's Board of Directors ("Board"), matters subject to shareholder approval and/or our operations;
•Bunge’s historical shareholders having reduced ownership and voting interest in and exercising less influence over management of the Company post-Acquisition;
The above list is not exhaustive, and the Company faces additional challenges and risks. You should carefully consider all of the information set forth in this Annual Report, including in "Item 1A. Risk Factors."

PART I

Item 1.    Business
Business Overview
We are a leading global agribusiness and food company with integrated operations that stretch from farmer to consumer. We believe we are a leading:
•global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;
•global grain processor, based on volume;
•seller of packaged plant-based oils worldwide, based on sales; and
•producer and seller of wheat flours, bakery mixes, and corn-based products in North and South America, based on volume.
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
Non-core operations includes our Sugar and Bioenergy segment, which was primarily comprised of our previously owned 50% interest in the BP Bunge Bioenergia joint venture. On October 1, 2024, we completed the sale of our 50% interest in BP Bunge Bioenergia to BP Biofuels Brazil Investment Limited ("BP").
Pending Business Combination with Viterra Limited
On June 13, 2023, Bunge Limited entered into a definitive business combination agreement (the "Business Combination Agreement") with Viterra and its shareholders, including certain affiliates of Glencore PLC ("Glencore"), Canada Pension Plan Investment Board ("CPP Investments"), and British Columbia Investment Management Corporation ("BCI") (collectively, the "Viterra Shareholder Group"), to acquire Viterra in a stock and cash transaction (the "Acquisition"). Bunge Limited shareholders approved the Acquisition at an extraordinary general meeting held on October 5, 2023.
Viterra operates a leading network of agricultural storage, processing and transport assets connecting producers to consumers with sustainable, traceable and quality-controlled agricultural products. The Acquisition is expected to create an innovative global agribusiness company well-positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Pursuant to the terms of the Business Combination Agreement, the Viterra Shareholder Group are anticipated to receive approximately 65.6 million of registered shares of Bunge, with an aggregate value of approximately $5.1 billion as of December 31, 2024 and receive approximately $2.0 billion in cash (collectively, the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company’s share price at the time of closing. Upon completion of the transaction, the Viterra Shareholder Group are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
The Acquisition is subject to the satisfaction of regulatory approvals and other customary closing conditions. The Acquisition is expected to receive the remaining regulatory approvals and close in the next few months. The Business

Combination Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Viterra Shareholder Group a fee of $400 million in the aggregate.
History and Corporate Information
We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. We are a holding company and substantially all of our operations are conducted through our subsidiaries.
Bunge Global is incorporated under Swiss law as a stock corporation (Aktiengesellschaft) and domiciled in Geneva, Switzerland. The change of the jurisdiction of incorporation of our group holding company from Bermuda to Switzerland was completed on November 1, 2023. In connection with the Redomestication, the shareholders of Bunge Limited became, on a one-for-one basis, the holders of all the issued and outstanding registered shares of Bunge Global.
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
Core Segments
Agribusiness Segment
Overview—Our Agribusiness segment is an integrated, global business involved in purchasing, storing, transporting, processing, and selling agricultural commodities and commodity products while managing risk across various value chains. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola, and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biofuel industries, through a global network of facilities. Our footprint is well balanced, with approximately 31% of our processing capacity located in North America, 27% in South America, 25% in Europe and 17% in Asia-Pacific.
Recent Acquisitions—On October 10, 2023, we entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, "CJ"). Operations of CJ primarily consist of an oilseed processing facility located in Brazil. The acquisition is expected to close in early 2025, subject to customary closing conditions.
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
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Major competitors include but are not limited to: Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Company B.V., Wilmar International Limited ("Wilmar"), and COFCO International.
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
Recent Acquisitions—In April 2023, Bunge, through our 80% ownership of the Bunge Loders Croklaan ("Loders") joint venture with IOI Corporation Berhad, completed our purchase of a port-based refinery located in Avondale, Louisiana in the United States. The facility has multi-oil refining capabilities and provides a scalable, complementary addition to our North America footprint. In 2024, we broke ground on a project to expand the facility’s production capacity.
Products—Our refined and specialty oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, renewable diesel feedstocks, and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed, and canola oil that we produce in our Agribusiness segment processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients derived from vegetable oils, such as lecithin, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have refined and specialty oils refining and packaging facilities in North America, South America, Europe, Asia-Pacific, and Africa. Our refined and specialty oils business comprises our wholly-owned refined oils business in North America, other business to business ("B2B") and business to consumer ("B2C") refined and specialty oils offerings in South America, Europe and Asia-Pacific, and our 80% ownership interest in our Loders joint venture with IOI Corporation Berhad.
In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Salada. Further, we are a leading supplier of shortenings to the food processor market.
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
In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Unisol, Kaliakra, Oleina, Oliwier, Komili and Kirlangic. We are also a leader in margarines, under brand names including Smakowita, Slynne, Maslo Rosline, Masmix, Optima, Finuu, Deli Reform, Keiju, Alentaia, Venusz, Evesol, Carlshamn, Voimix, Eleplant and Beleaf. Additionally, we produce a variety of products for the confectionery and bakery industries. We are also an oils supplier in the Western European food service channel.
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
Our brands in Brazil include Suprema, Soberana, Farina, Predileta, and Bem-fácill wheat flours, Pre-Mescla, BTX, and Bem-fácill bakery premixes. Our corn milling products primarily consist of dry-milled corn meals and flours, flaking and brewers' grits, soy-fortified corn meal, corn-soy blends, snack grits and meals, and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients in addition to wet-milled masa flours, some sold under the El Maizal brand in the United States. Additionally, we offer organic and non-GMO products in the United States, including corn varieties.
Customers—The primary customers for our wheat milling products are food processing, bakery, and food service companies. The primary customers for our corn milling products are companies in the food-processing sector, such as cereal, snack, bakery, brewing, and food service companies; industrial manufacturing companies; and the U.S. Government under its humanitarian assistance programs.
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
Non-core Segment
Sugar and Bioenergy Segment
Our Sugar and Bioenergy segment primarily comprised our 50% interest in BP Bunge Bioenergia, which was our joint venture with BP, as well as minor ethanol distribution sales activity. On October 1, 2024, we completed the sale of our 50% interest in BP Bunge Bioenergia to BP.

The joint venture was formed to cultivate sugar cane, produce and sell sugar and sugar ethanol, and create power cogeneration activities. The sugar produced at BP Bunge Bioenergia’s mills was sold in both the Brazilian domestic market, primarily in the confectionary and food processing industries, and export markets. The ethanol was sold primarily to customers for use in the Brazilian domestic market to meet demand for fuel, and also exported in the international market.
BP Bunge Bioenergia operated on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. We accounted for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results include our share of the net earnings in BP Bunge Bioenergia for the period during which we had an interest in the joint venture. As our long-term goal has been to seek strategic opportunities for our investment in the joint venture, the operations are designated as Non-core in the period prior to the sale.
Risk Management
Risk management is a fundamental aspect of our business. Our Board of Directors ("Board") oversees management’s approach to risk management, which is designed to support the achievement of our strategic objectives and enhance shareholder value. We regularly review our enterprise level risks, emerging risks and assess our risk tolerance levels and the effectiveness of our risk monitoring and risk management efforts. Our Board has established the Enterprise Risk Management Committee ("ERMC") to provide greater focus at the Board level on risk oversight tailored to our business and industries. Our Chief Risk Officer ("CRO") is the management lead of the ERMC, and oversees the enterprise risk management process of the Company, including climate-related risks and opportunities and their impacts on our business strategy, operations and investments. Additionally, each of our other Board committees considers risks within its area of responsibility. Bunge also has a Management Risk Committee ("MRC") in its enterprise risk management ("ERM") framework, responsible for reviewing and monitoring key exposures, emerging risks, and drivers of risk. The MRC serves as the most senior management-level risk governance body and reviews on an ongoing basis key enterprise risks, providing oversight for all risk management activities, including our risk framework. The risks covered by the MRC include but are not limited to commodity price risk; market risk; liquidity, interest rate, and financing risk; credit and counterparty risk; country risk; cybersecurity risk; and risks related to climate change. When considering these risks, three criteria are evaluated: the possibility of occurrence, magnitude of risk, and power to mitigate. These risks are directly linked to the substantive impact understood by Bunge, which include but are not limited to the impact related to the potential loss of customer demand for our products or the ability to supply products in sufficient volumes to meet demand.
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
Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 26- Segment Information to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Research and Development, Innovation, Patents, and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations and create value for our customers. In our refined and specialty oils and milling businesses, we have several research and development centers globally to support product development and enhancement, working alongside our key customers. We monitor the latest advancements in our core areas via an external technology scouting program. Additionally, Bunge Ventures, our corporate venture capital and private capital markets principal investing arm, invests in start-ups and other early-stage companies that are developing new technologies relevant to our industries. Additionally, we invest capital and human resources in digital innovations, aimed at using technology, data and analytics to improve how we perform our most important functions across our value chains, including origination, production, logistics, and customer experience.
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
Our business could also be affected by the regulation or taxation of greenhouse gas ("GHG") emissions, policies related to national emission reduction plans, and regulations related to conservation and eliminating deforestation. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions or deforestation, including, but not limited to, the Unites States, Canada, Mexico, the European Union and its member states, and China. In addition, the European Union Deforestation Regulation ("EUDR") will require companies trading in certain commodities, including palm oil and soy, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation, or breaches of local laws after December 31, 2020 in order to sell such products in the European Union. The EUDR was scheduled to become effective in December 2024, but the European Union reached a deal in December 2024 to postpone its implementation by one year to December 2025. We have begun evaluating implementation efforts necessary to fully comply with the EUDR. Also, failure to comply with the EUDR could result in fines, exclusion from public procurement processes and public funding and prohibition from dealing in the EU in these items. Our operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet related existing obligations with no significant impact on our results of operations and competitive position. We regularly assess the potential impacts to our business resulting from regulation or policies aimed at reducing GHG emissions and deforestation. Potential consequences could include increased energy, transportation and raw material costs, and additional investments to modify our facilities, equipment and processes.
As regulators increasingly focus on climate change and other sustainability issues, we expect to become subject to new environmental, social and governance ("ESG") disclosure frameworks. Additionally, as a Swiss company, we are also subject to more scrutiny by investors and other stakeholders in Europe related to our ESG disclosures, the actions we are taking and the goals we set.
We closely monitor the rules and regulations related to ESG disclosure and their impact on us. For example, in 2022, the European Union adopted the Corporate Sustainability Reporting Directive ("CSRD"), which expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards ("ESRS"). The CSRD rules may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD. The CSRD will apply to us for fiscal years beginning after January 1, 2025, with our first report to be published in 2026. We have begun evaluating CSRD disclosures in accordance with ESRS and aim to comply with all applicable in-scope CSRD reporting requirements.
As a publicly traded company incorporated in Switzerland, Bunge is also required under Swiss law to prepare a report covering five non-financial matters, namely environmental matters (in particular climate issues), social issues, employee-related issues (including diversity aspects), respect for human rights, and combating corruption. The report must include (i) a description of our business model, (ii) a description of the policies adopted in relation to these matters, including the due diligence applied, (iii) a presentation of the measures taken to implement these policies and an assessment of the effectiveness of these measures, (iv) a description of the main risks related to these matters and how we are dealing with these risks, and (v) the main performance indicators for the Company’s activities in relation to these matters. We are required to submit a report with respect to the previous fiscal year to our shareholders for approval each year at our Annual General Meeting of Shareholders. In addition, under the Swiss Code of Obligations, certain Bunge subsidiaries in Switzerland must adhere to due diligence and transparency requirements concerning child labor in the supply chain if these subsidiaries offer products or services in relation to which there are reasonable grounds to suspect that they have been manufactured or provided using child labor. We comply with these requirements by adhering to internationally recognized regulations deemed equivalent under Swiss law.
Further, on October 7, 2023, California enacted the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act (together, the "Climate Accountability Package"). The Climate Accountability Package requires, among other things, all private and public companies with an annual revenue of more than $1 billion and doing business in California to publicly disclose Scope 1 and Scope 2 GHG emissions beginning in 2026 and Scope 3 GHG emissions in 2027. We are assessing the applicability of the Climate Accountability Package to us.
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
Sustainability
Bunge believes sustainability is critical to our business. While we have consistently incorporated ESG factors into Bunge’s strategy, investments and operations, we have intensified our efforts in light of new consumer trends, risks arising from factors such as climate change, and new growth opportunities defined by low-carbon attributes. We integrate ESG factors into nearly every area of our business, from how we evaluate new growth markets, plan and develop our strategic goals, compensate our employees and operate our facilities, to how we engage with our customers, suppliers, employees, communities, shareholders and other stakeholders. We encourage Bunge leadership around the globe to embrace sustainable decision-making across our value chains built on a foundation of ethical leadership, accountability and environmental stewardship. Our key areas of growth, comprising expansion of our oilseed processing and origination capabilities, production of renewable feedstocks, increasing our plant lipids portfolio and development of new plant-based protein ingredients, are not only central to our business strategy but also a testament to the alignment of sustainability with our corporate vision.
A key feature of our sustainability strategy is to leverage Bunge’s position in the value chain and its experience delivering sustainable solutions to stakeholders in order to collaboratively promote industry-wide transformation. Bunge has been a founder and active member of leading industry associations and platforms to find practical solutions to certain sustainability challenges, such as climate change, land use change, human rights and biodiversity. We have implemented programs and strategies to mitigate against native vegetation conversion and deforestation in our supply chains associated with agricultural commodity production and trade, a commitment that was established in 2015. As of December 31, 2024, we achieved 100% traceability and monitoring of our direct and indirect soy supply chains in the priority regions of Brazil. We intend to build on our shared efforts, working with governments, farmers, and other key stakeholders in our supply chains, to identify opportunities for public-private collaboration focused on eliminating commodity-driven deforestation.
Bunge’s public reporting on ESG conforms with internationally recognized frameworks and standards, the details of which are captured in the annual global sustainability report published in the first half of each year. The 2025 global sustainability report will contain further information on Bunge’s ESG strategy, performance, and other disclosures. This report is not incorporated by reference in this Annual Report. In addition, as described above, as a Swiss corporation, Bunge is also required under Swiss law to establish an annual non-financial matter report covering, among other things, certain ESG matters (which will be submitted to shareholders for approval at the 2025 Annual Meeting), and to publish an annual report on compliance with our child labor diligence obligations. Such reports are not incorporated by reference in this Annual Report.
Governance
Bunge’s five Board committees each share responsibility to oversee ESG and sustainability considerations, including among other things, climate change, deforestation and native vegetation conversion, water, biodiversity, human rights, social development and stakeholder engagement related to these matters.
The Sustainability and Corporate Responsibility Committee ("SCRC") of the Board oversees and provides input on the development of corporate social responsibility governance, policies, strategies, and programs, including, but not limited to: human rights; food safety; environmental matters related to climate change and emissions, water conservation and management, energy consumption and efficiency, product stewardship, and waste disposal; the Company’s public commitments regarding non-deforestation and emissions reduction; corporate sustainability reporting; ESG external trends and public affairs; relationships with stakeholders; assisting the ERMC in fulfilling their risk management oversight responsibility relating to ESG; and philanthropy and community relations. Additionally, the ERMC of the Board evaluates climate related risks and exposures in connection with its periodic review of other enterprise risks and management’s risk mitigation strategies. The Audit Committee evaluates trends, risks, and developments in non-financial reporting practices and requirements that may impact the Company’s regulatory filings, including ESG-related disclosures. The Human Resources and Compensation Committee oversees the Company’s compensation framework, governance guidelines and performance criteria, workforce trends, talent management and succession planning. The Corporate Governance and Nominations Committee oversees the Company’s corporate governance frameworks and board practices, as well as the identification of qualified board candidates with the appropriate skills, diversity and experience to oversee the Company’s business.
The Company’s sustainability function is led by the Chief Sustainability Officer and Government Affairs ("CSO"), who reports to our Chief Executive Officer ("CEO"). The CSO oversees a global team operating across multiple geographies and functions, which regularly engages business leadership to ensure company-wide alignment with sustainability objectives and opportunities.
Strategy
We leverage our leadership, extensive knowledge of the industry, and our deeply rooted relationships with customers at both ends of the value chain to address the sustainability challenges facing the food, feed, and fuel supply chains in which we operate. We intend to address those challenges by, among other things, connecting farmers and our end customers as they seek to establish common approaches to overcome shared sustainability challenges. This means that the decisions we make — from strategy to investments to operations — look at the associated GHG impact and how it will shape our long-term climate ambitions. With a sustainability mindset, we can enhance our focus on decarbonization in both our operations and in our supply chains, continue providing low carbon solutions to our food, feed, and fuel customers, and ensuring climate-related risks are deeply embedded into our governance framework. We have a proud history of accomplishment that we are building on to realize our approach. For example, Bunge is actively engaged in supplying low carbon feedstock for renewable fuels, sourcing and supplying grains planted under regenerative agricultural practices, and supplying certified and verified deforestation-free grains and by-products, among other initiatives. These business objectives are a natural extension of our sustainability efforts and have been partly developed by applying a "climate lens" to our strategic decision-making.

Risk Management
Bunge's ERM framework incorporates detailed sustainability risks and risk factors into the ERM process. These include risks emanating from changing climate and weather patterns, water scarcity, deforestation, human rights, farmer productivity, and increasing taxation and regulation on GHG emissions. The ERM process provides Bunge with greater oversight and management of climate-related risks and the potential financial implications, and will help ensure continued short-, medium- and long-term resilience.
Climate risks are overseen at the Board level by the ERMC, which has responsibility for supervising the quality and integrity of our risk management practices. Enterprise risk management is overseen at the executive level by the CRO, who reports to our CEO, with input from relevant teams and functions. Further, as noted above the MRC reviews climate-related risks, such as adverse weather patterns, current or emerging regulations, reputational hazards, and other sources which are included in this process. The results of these assessments are distributed throughout the executive leadership team and to the Board, and provided to key stakeholders in various internal risk reports. In recent years, new climate risk factors were incorporated into the MRC's assessment process. These data points are in addition to dozens of other sustainability-related factors that are assessed by the MRC and communicated to the ERMC.
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
Additional metrics and targets include intensity reductions (per ton of product) by 2026 from a 2016 baseline for water (10% overall and 25% for facilities located in areas of high water stress), waste disposal to landfill (10%), and energy (10%).
We track the progress towards these targets and disclose the performance publicly in our annual global sustainability report.

Human Capital Resources
As of December 31, 2024, we employed approximately 23,000 people. Many of our employees are represented by labor unions and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be positive.
Our People
We care about our people. We listen, empower, develop and reward them with the goal of driving high levels of engagement and commitment to Bunge. From hiring the best talent to creating a culture of belonging, through career development, and total rewards, Bunge strives to create programs and resources that enhance our workplace environment.

% of Total Headcount
Region
South America	37%
EMEA (Europe, Middle East, Africa)	28%
North America	19%
Asia	16%
Talent Acquisition
At Bunge, we aim to attract the best talent for today and in the future.
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
Learning & Development
We focus on learning and development that helps employees develop the skills they need both today and in the future. One of the greatest drivers of growth for our people is their own initiative and sense of career ownership. We encourage employees and their leaders to co-create Individual Development Plans and provide employees access to apply for internal career opportunities that match their interests, skills, and business needs.
Safety
Our care and concern for people and their families is rooted in always Doing What's Right when it comes to safety. We believe everyone has the right to a safe work environment. Our approach focuses on incident prevention and mitigation, and we are committed to learning and improving through demonstrated safety leadership at all levels.

Available Information
Our website address is www.bunge.com. Through the "Investor Center: Financial information: SEC filings" section of our website, it is possible to access our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors, and other reporting persons with respect to our shares are made available through our website. Our periodic reports and amendments, and the Section 16 filings, are available through our website free of charge as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.
Through the "Investor Center: Governance: Governance documents" section of our website, it is also possible to access copies of the charters for our Audit Committee, Corporate Governance and Nominations Committee, Enterprise Risk Management Committee, Human Resources and Compensation Committee, and Sustainability and Corporate Responsibility Committee, as well as our Corporate governance principles, Insider trading policy, and Executive compensation recoupment policy. The information contained in or connected to our website is not deemed to be incorporated by reference in this Annual

Report or filed with the SEC.
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

Name	Position
Gregory Heckman	Chief Executive Officer
Robert Coviello	Chief Sustainability Officer and Government Affairs
Christos Dimopoulos	Co-President, Agribusiness
Julio Garros	Co-President, Agribusiness
Debra King	Chief Technology Officer
Pierre Mauger	Chief Transformation Officer
John Neppl	Chief Financial Officer
Joseph Podwika	Chief Legal Officer
Kellie Sears	Chief Human Resources Officer
Robert Wagner	Chief Risk Officer
Ruth Ann Wisener	Vice President of Investor Relations
Gregory Heckman, 62-Mr. Heckman has served as Chief Executive Officer since January 2019 and as a member of our Board since October 2018. Mr. Heckman has over 30 years of experience in the agriculture, energy and food processing industries. He is the founding partner of Flatwater Partners and served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves on the board of the Federal Reserve Bank of St. Louis and as a non-executive director on the board of OCI N.V., a global producer of fertilizer and chemicals. In addition, he serves on the Board Advisory Council of the New York Stock Exchange.
Robert Coviello, 56-Mr. Coviello has served as Chief Sustainability Officer and Government Affairs since May 2019. Mr. Coviello joined Bunge in 2003 and has held a variety of commercial leadership positions in Asia, Europe and the U.S. Prior to joining Bunge, Mr. Coviello served in trading roles at Cargill in the U.S. Mr. Coviello also serves on the Board of Directors of Lamb Weston, a New York Stock Exchange company.
Christos Dimopoulos, 51-Mr. Dimopoulos has served as Co-President, Agribusiness since April 2022. Prior to that, he was President, Global Supply Chains. Mr. Dimopoulos joined Bunge in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness Segment. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management.
Julio Garros, 49-Mr. Garros has served as Co-President, Agribusiness since April 2022. Prior to that, he was President, Agribusiness Development, Operations and Milling. Mr. Garros joined Bunge in 2002 as a Financial Analyst in Argentina and subsequently held a variety of roles of increasing responsibility across finance, commercial and business development in Argentina and Brazil. Prior to joining Bunge, Mr. Garros worked for PriceWaterhouseCoopers and as an auditor for Argentina’s Foreign Affairs Office.
Debra King, 53-Ms. King has served as Chief Technology Officer since joining Bunge in December 2022. Prior to joining Bunge, Ms. King served as Chief Information Officer at Corteva from 2017 to 2021, where she led the IT spin from DowDuPont, built a technology foundation for the new company and founded the enterprise digital transformation program. Previously, she spent 15 years at Pfizer in a range of IT leadership roles across business domains, managing IT organizations and operations at scale, and leading numerous global transformation programs. She started her career in technology consulting before moving into corporate roles.
Pierre Mauger, 52-Mr. Mauger has served as Chief Transformation Officer since May 2019. He joined Bunge in 2013 as Chief Development Officer. Prior to Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013. Prior to that, he served as a partner in the firm's consumer goods practice and previously worked as an auditor at Nestlé and KPMG.

John Neppl, 59-Mr. Neppl has served as Chief Financial Officer since joining Bunge in May 2019. He joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as Chief Financial Officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including Senior Financial Officer of ConAgra Trade Group and Commercial Products division as well as Assistant Corporate Controller. Prior to ConAgra, Mr. Neppl was Corporate Controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board and also serves on the Advisory Board of Adams Land & Cattle. Mr. Neppl earned his Bachelor of Science degree in business administration with a major in accounting from Creighton University in Omaha, Nebraska. He is also a certified public accountant (inactive status).
Joseph Podwika, 62-Mr. Podwika has served as Chief Legal Officer since joining Bunge in November 2019. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company and was in private practice with Jaeckle, Fleischmann & Mugel.
Kellie Sears, 55-Ms. Sears has served as Chief Human Resources Officer since joining Bunge in January 2023. Ms. Sears joined Bunge from BeautyHealth where she served as Chief Human Resources Officer from January 2022 until her departure. Prior to BeautyHealth, she was Chief Human Resources Officer with Asklepios BioPharmaceutical, Inc. from 2020 to 2022. Previously, she spent eight years at Allergan, where she served as Senior Vice President and Chief Human Resources Officer in 2019, and Pfizer, for more than thirteen years, where she served in a number of leadership roles including serving as Senior Director of Global HR Shared Services where she was responsible for the strategy, design and implementation of a shared services model.
Robert Wagner, 47-Mr. Wagner has served as Chief Risk Officer since joining Bunge in June 2019. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland. Prior to COFCO, he was Chief Risk Officer for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments.
Ruth Ann Wisener, 59-Ms. Wisener has served as Vice President of Investor Relations since joining Bunge in March 2019. Prior to joining Bunge, Ms. Wisener worked in leadership positions in a variety of legal, finance, and commercial roles at Tyson Foods and ADM, among others.

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
Severe adverse weather conditions, such as hurricanes and severe storms, have historically and may in the future also result in extensive property damage, extended business interruption, personal injuries, and other loss and damage to us. Our operations also rely on dependable and efficient transportation services, including transportation by ocean vessel, river barges, rail, and truck. A disruption in transportation services as a result of weather conditions, such as low river levels following periods of drought, has historically and may in the future also have an adverse impact on our operations and related supply chains.
Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, shifts in agricultural production areas, changing temperature levels, increased frequency or severity of extreme weather events, and climatic volatility. The frequency and severity of the effects of climate change or weather patterns could increase and adversely impact our business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities, as well as the supply and demand for agricultural commodities, and may result in incidents of stranded physical assets. These effects could be material to our results of operations, liquidity, or capital resources.
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
We maintain operations in Ukraine. Ukraine forms part of a key international grain originating region and is also the world’s largest supplier of sunflower seed and sunflower oil, commodities that cannot be completely replaced from other origins. On February 24, 2022, Russia initiated a military offensive in Ukraine. Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility and oilseed processor in Ukraine via joint ventures. Assets and operations located in regions affected by the war are at a heightened risk of property damage, inventory loss, business disruption, and expropriation. Further, no material damage has been noted at any of Bunge’s Ukrainian facilities, however, due to safety concerns, it is not always possible to conduct onsite physical inspections of our Ukrainian facilities to understand the full extent of the impact of the war. As of December 31, 2024, total assets and total liabilities associated with Bunge's Ukrainian subsidiaries each comprise less than 3% of our consolidated Total assets and Total liabilities, respectively.
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
We divested our Russian operations in February 2023 and we no longer maintain any operations in Russia.
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
Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, inflation, government agriculture programs and policies (including tariffs), pandemics, governmental restrictions or mandates, global inventory levels, demand for biofuels, weather and crop conditions, and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.
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
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets, such as inflation, increased unemployment, decreases in disposable income, declines in consumer confidence, uncertainty about economic stability, political unrest, wars or other armed conflicts, or economic slowdowns or recessions, could cause a decrease in demand for our products.

Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including fluctuating interest rates and constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of the financial institutions that serve as our lenders and as counterparties to the over-the-counter derivative instruments we use to manage risks and some of our customers, suppliers, and other counterparties, which in turn may negatively impact our financial condition and results of operations. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information.
Many of the raw materials that we use can be subject to periods of rapid and significant cost instability. In 2024, we experienced fluctuations, both increases and decreases, in our raw material input costs and we expect the pressures of input cost instability to continue. While the Brazilian economy performed more strongly than expected in 2024, interest rates and government deficit levels remain high, which may restrain further economic growth. Argentina has significantly reduced public spending and showed a slowing in inflation under the current President of Argentina’s austerity measures, but the sustainability of these measures and the prospect of economic recovery remains uncertain. Additionally, a slowdown in China's economy over a prolonged period, including as a result of tensions with the west, population decline, real estate crisis and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
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
•changes in a country’s or region’s economic or political condition; and
•labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism, such as the ongoing conflicts in the Middle East. See also "—The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations."
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
In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions, particularly disputes involving the United States and China. For example, prior trade disputes between the United States and China have led both countries to implement tariffs on imported goods. An implementation of tariffs on imports of U.S. agricultural products into China could result in the reinstatement or escalation of retaliatory tariffs on U.S. agricultural products by China. This has in the past led, and can in the future lead, to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, which have presented challenges and uncertainties for our business. We cannot predict the impact that future trade policy or negotiated trade agreements could have on our business and operations. Additionally, failure to resolve any trade dispute between the countries may also lead to unexpected operating difficulties, enhanced regulatory scrutiny, greater difficulty transferring funds, and negative currency impacts.
We may not realize the anticipated benefits of acquisitions, divestitures, or joint ventures.
We have been an active acquirer of other companies, including our pending acquisition of Viterra. We also have joint ventures with several partners, including the Bunge Chevron JV for manufacturing low lifecycle carbon intensity transportation fuels. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures, and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms, and successfully consummate and integrate any businesses we acquire. In addition, we proactively review our portfolio of businesses in order to identify opportunities to enhance shareholder value and may decide as a result of such reviews or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures, such as the divestiture of our 50% ownership share in BP Bunge Bioenergia in October 2024 and the pending divestiture of 40% of our Spanish operating subsidiary Bunge Iberica SA. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.
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
Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities. See the risk factors under the sections entitled "Risks Relating to the Pending Viterra Acquisition" and "Risks Relating to the Combined Company" under this Item 1A for additional discussions on our pending acquisition of Viterra.
Divestitures may also expose us to potential liabilities or claims for indemnification, as we may be required to retain certain liabilities or indemnify buyers for certain matters, including legal, environmental, or litigation matters associated with the assets or businesses that we sell. For example, we agreed to indemnify BP against future losses associated with certain legal claims in connection with the divestiture of BP Bunge Bioenergia. In connection with the sale of our Russian operations in 2023, we agreed to indemnify the buyer against certain existing legal claims related to the business. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology systems and other management processes, including the loss of key personnel. Further, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.
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
In addition, continued government and public emphasis in countries in which we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions, including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. For example, the EUDR, which becomes effective December 30, 2025 requires companies trading in certain commodities, including palm oil and soy, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation, or breaches of local laws after December 31, 2020 in order to sell such products in the European Union. The imposition of regulatory restrictions related to GHG emissions and conservation in many markets in which we operate, which may include limitations on GHG emissions, national emission reduction plans, requirements to make additional investments to modify our facilities, equipment and processes, other restrictions on industrial operations, taxes or fees on GHG emissions, and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting our products, which could adversely affect our business, cash flows, and results of operations. We are also subject to a number of ESG disclosure frameworks, such as the CSRD in the European Union, the Swiss non-financial reporting requirements and child labor due diligence and transparency, and the California Climate Accountability Package, and as certain regulators increasingly focus on climate change and other sustainability matters, we may become subject to new, more stringent ESG disclosure frameworks. See "Item 1. Business-Government Regulation."
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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2024 and 2023, respectively, we had approximately $478 million and $825 million in outstanding prepaid commodity purchase contracts, and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

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
The expansion of our business and pursuit of acquisitions or other business opportunities also may require access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of a tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations. At December 31, 2024, Bunge had $5,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities with a number of financial institutions and we expect to have $3,000 million of additional committed borrowing capacity upon the completion of the Acquisition, resulting in anticipated capacity of $8,665 million upon the completion of the Acquisition. At December 31, 2024, our total debt balance was $6,238 million. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets, including increases in interest rates and diminished liquidity and credit availability, generally could increase the cost to finance our operations, adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, or adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
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
We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, disruptions in logistics or information systems, as well as natural disasters, pandemics, wars (including the Ukraine-Russia war and conflicts in the Middle East), acts of terrorism, and other external factors over which we have no control.
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
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a potentially significant risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data and the confidential data of our employees, customers, suppliers and other third parties that we may hold. Such vulnerabilities include, among other things, social engineering threats and more sophisticated computer crime, including advanced persistent threats, zero-day vulnerability exploits, and cyberattacks utilizing emerging technologies, such as artificial intelligence ("AI") and machine learning. We may incur significant costs in protecting against potential security breaches, cyber-based attacks, or other cybersecurity incidents. We and our third-party service providers are targeted by malicious actors and expect such incidents to continue and the frequency and severity of such attacks to increase. Additionally, many of the third-party service providers we rely on use generative AI for a variety of purposes that increases the risk that our sensitive and proprietary data could be inadvertently or maliciously exposed. While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks and impacts of cyberattacks and protect our information technology systems may be insufficient and we may experience significant breaches or other failures or disruptions that could compromise our systems and the information we store and, ultimately, affect our business operations and results of operations. Additionally, hybrid or remote work arrangements among our employees and employees of our third-party providers present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyberattacks and security breaches. We are also exposed to the risk of insider threat attacks. New technology that could result in greater operational efficiency, such as the rapid development and increased adoption of AI technology, may further expose our computer systems to the risk of cyberattacks, and may create the need for rapid modifications to our cybersecurity program.
In addition, political tensions, wars, or other military conflicts, and civil unrests also have an impact on the cybersecurity risk landscape. For example, cyberattacks against the Ukrainian government and other entities in the region, have increased in connection with the ongoing Ukraine-Russia war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or certain companies’ continued operations in Russia. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally. While we no longer have operations in Russia, we do have operations in the region that, along with our operations globally, could be adversely affected by these attacks, including cyber-based attacks against our information technology systems, or be at risk to collateral effects of such attacks. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia, or U.S. support of Ukraine, could also adversely affect our operations.
We have implemented security policies, training programs, measures and disaster recovery plans designed to prevent, detect and mitigate cyber-based attacks, and to protect the security and continuity of our networks and critical systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company and user data or accounts. In addition, we also conduct tests and assessments using independent third parties on a regular basis. We have also implemented data security measures on the use of generative AI, including blocking external generative AI tools within our IT environment and the rollout of an internal generative AI tool that does not share our data or train internal or external AI models. These measures, however, may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur.
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
We are also subject to a variety of laws and regulations regarding data privacy, data protection, and data security, including laws related to the collection, storage, handling, use, disclosure, transfer, and security of personal information. Data privacy regulations continue to evolve, and non-compliance with such regulations, including as a result of adoption of emerging technologies, such as AI, could subject the Company to legal claims or proceedings, potential regulatory fines and penalties and damage to our reputation. These factors may adversely impact our business, results of operations, and financial condition, as well as our competitive position.
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
Additionally, changes in tax laws could materially impact our effective tax rate and the monetization of recoverable tax assets (indirect tax credits). For example, the Organization for Economic Cooperation and Development ("OECD") Base Erosion and Profit Shifting ("BEPS") initiative, which is supported by governments of certain major countries and jurisdictions, seeks to, among other things, ensure large multinational companies, like Bunge, pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, could adversely impact our effective tax rate. BEPS did not have a material impact on our effective tax rate in 2024 and is not expected to have a material impact in 2025. Although there is uncertainty about the United States' continued involvement in these OECD initiatives, the efforts by the OECD and a number of other countries where we operate has resulted, and will continue to result, in additional mandatory disclosures, which will likely cause additional scrutiny of the Company's tax positions and potentially increased tax assessments.
Our operations are dependent on a wide array of third parties.
The success of our supply chain relies on the continued performance of a wide array of third parties. Suppliers, vendors, co-manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical business partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as financial issues, operational failures, labor issues, cybersecurity events, pandemics or other public health issues, or other systemic issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, such as exposing us to cybersecurity-related compromises, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.
Our operations have been and may in the future be adversely impacted as a result of public health crises, pandemics, and epidemics.
Public health crises, pandemics and epidemics, have in the past adversely affected, and could in the future adversely affect our business, financial condition, and results of operations. Any outbreaks of new public health crises, pandemics, and epidemics and the related government responses may adversely affect our operations, facilities, health of our employees and consumers, as well as general commercial activity related to our supply chain and customer base. The extent to which we may be impacted by future outbreaks of public health crises, pandemics and epidemics is difficult to predict and will depend on many factors outside of our control. These factors include the timing, extent, trajectory and duration of any pandemic, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. To the extent any public health crisis, pandemic or epidemic adversely affects our business, results of operations, financial condition, and share price, it may also have the effect of heightening many of the other risks described in this Item 1A.
We are dependent on our executive management and other key personnel.
Our success depends on our executive management team and other key personnel with skills upon which our business depends, and our ability to effectively identify, attract, retain, and motivate high quality employees, and replace those who retire or resign. We believe that we have an experienced and highly qualified executive management team, and the loss of service of any one or more of these key personnel could have a significant adverse impact on our operations and our future profitability. Failure to retain and motivate our executive management team and to hire, retain, and develop other important personnel, which may be particularly challenging given the current dynamics in certain labor markets in which we operate, could generally impact other levels of our management and operations, as well as our ability to execute our strategies and may adversely affect our business and results of operations. Furthermore, Swiss law prohibits certain executive compensation practices, including sign-on bonuses and severance and takeover incentive or similar payments for our executive management team (except for pay during a notice period of up to 12 months), which may impair our ability to recruit for these positions.

Risks Relating to the Registered Shares
The rights of our shareholders are governed by Swiss law, and it may be difficult to enforce judgments against us and our directors and officers.
The rights of our shareholders are governed by Swiss law and our articles of association (the "Articles of Association"). The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions, including the United States and Bermuda, our domicile prior to the Redomestication. Swiss law reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. Any such actions for which our shareholders must vote will require that we file a proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. See Exhibit 4.2 for an overview of certain material terms and provisions of the Company’s registered shares.
Several of our directors and officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult to effect service of process on those persons in the United States or to enforce judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is uncertain whether Swiss courts would enforce judgments of U.S. courts obtained in actions against Bunge Global or other persons that are predicated upon the civil liability provisions of U.S. federal securities laws or original actions brought against Bunge Global or other persons predicated upon the U.S. Securities Act of 1933, as amended ("Securities Act"). The enforceability in Switzerland of a foreign judgment rendered against Bunge Global or such other persons is subject to the limitations set forth in such international treaties by which Switzerland is bound and the Swiss Federal Private International Law Act. In particular, and without limitation to the foregoing, a judgment rendered by a foreign court may only be enforced in Switzerland if:
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
Swiss law allows Bunge Global’s shareholders to authorize the Board to issue shares without additional shareholder approval, but this authorization is limited to (i) 50% of Bunge Global’s stated share capital (among other things, the issuance of shares in connection with an acquisition or to raise new equity capital, subject to compliance with shareholders' preemptive rights, unless withdrawn for the reasons specified in the Articles of Association) (the "capital band") and (ii) an additional 20% of Bunge Global’s stated share capital for the issuance of shares in connection with convertible or similar financial instruments and our equity incentive plans (the "conditional share capital"). The Board's authority to issue shares based on the capital band must be renewed by the shareholders every five years. The Articles of Association provides for a capital band authorizing the Board to issue up to 86,861,666 new shares or to cancel or reduce the par value of up to 26,138,964 shares (including to cancel shares repurchased under Bunge Global's share repurchase program) up until October 19, 2028. After October 19, 2028, the capital band will only be available to the Board for issuance or cancellation of registered shares if a renewed authorization is approved by shareholders.
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
Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. Further, Swiss law also reserves for approval by shareholders many corporate actions, including the declaration and approval of dividends under certain circumstances. These Swiss law requirements relating to our capital management may limit our flexibility to swiftly implement certain initiatives or strategies, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.
Further, we are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet. If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired. Any recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves. Under Swiss law, if our net assets cover less than 50% of our statutory share capital and the non-distributable part of the statutory capital and profit reserves, the Board must take appropriate measures or, to the extent such measures fall within the competence of the general meeting of shareholders, convene a general meeting of shareholders for the approval of suitable measures for reorganization of the company, to remedy such a capital loss. Appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves, including qualifying capital contribution reserves otherwise available for distributions to shareholders, or raising new equity. Depending on the circumstances, we may also need to use qualifying capital contribution reserves available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax.
We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.
Under current Swiss law, distributions made out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. However, there can be no assurances that the Swiss withholding rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or a reduction in par value for distributions. Further, over the long term, the amount of par value and qualifying contribution reserves available for Bunge Global may be limited. If Bunge Global is unable to make a distribution out of qualifying capital contribution reserves or through a reduction in par value, then any dividend distributions paid by Bunge Global will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the "U.S.-Swiss Treaty," may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). Switzerland currently has concluded more than 70 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
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
Our Articles of Association have provisions that could have an anti-takeover effect. Our Articles of Association has a capital band provision, according to which the Board is authorized, at any time until October 19, 2028, to limit or withdraw the preemptive rights of the existing shareholders in various circumstances. Under our capital band, the Board has authority to issue up to 86,861,666 new shares or to cancel or reduce the par value of up to 26,138,964 shares until October 19, 2028.
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
Our shareholders currently have the right to vote in the election of the Board and on other matters affecting us. Upon consummation of the Acquisition, each of our shareholders will become a shareholder of the combined company with a percentage ownership of the combined company that is smaller than each such shareholder’s percentage ownership of Bunge immediately prior to the Acquisition. Upon completion of the transaction, the Viterra Shareholder Group are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023. Accordingly, our current shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Bunge.
Our and Viterra’s business relationships may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which we or Viterra do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us, Viterra or the combined business. Our and Viterra’s business relationships may be subject to disruption as clients, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Viterra or the combined business. It is possible that these disruptions will continue following the closing of the Acquisition. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Acquisition. The risk and adverse effect of such disruptions could be exacerbated by a delay in the completion or termination of the Acquisition.
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
The Acquisition is subject to a number of conditions to closing as specified in the Business Combination Agreement, including, (i) all required consents, clearances, authorizations and approvals pursuant to antitrust laws, foreign investments laws, and other laws, as applicable, having been obtained, (ii) no law, order, injunction or decree will be in effect that prevents, makes illegal or prohibits the Acquisition, and (iii) the increase in our share capital to effect the issuance of registered shares to Viterra shareholders and the related amendments to our governing documents in connection therewith has been registered with the competent cantonal commercial register in Switzerland. Although we and Viterra have agreed in the Business Combination Agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, no assurance can be given that the required approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Any delay in completing the Acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within its expected time frame.

The Acquisition could be terminated.
Although we expect the Acquisition to close in the coming months, either we or Viterra may terminate the Business Combination Agreement under certain circumstances, including, among other reasons, if the Acquisition is not consummated by an agreed upon termination date set forth in the Business Combination Agreement. The termination date was extended twice pursuant to the terms of the Business Combination Agreement due to failure to obtain certain regulatory clearances. The members of the Viterra Shareholder Group, acting collectively, on the one hand, and Bunge, on the other hand, have further extended the termination date to March 13, 2025 and may extend the termination date again to June 13, 2025, due to failure to obtain these regulatory clearances. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, we would be obligated to pay to Viterra a fee of $400 million in the aggregate.
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
•We may be required to pay Viterra or the Viterra Shareholder Group, as applicable, a fee of up to approximately $400 million if the Acquisition is not consummated;
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
Uncertainty about whether the Acquisition will close and, if it closes, the effect of the Acquisition will have on our employees and Viterra’s employees may have an adverse effect on each of us and Viterra separately and consequently the combined business, following the closing. This uncertainty may impair our and Viterra’s ability to attract, retain and motivate key personnel until the Acquisition is completed. Employee retention may be particularly challenging during the pendency of the Acquisition, as our employees and Viterra’s employees may experience uncertainty about their future roles with the combined business. Furthermore, if our key employees or Viterra’s key employees depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become team members of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees, and our ability to realize the anticipated benefits of the Acquisition may be adversely affected.
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
As of December 31, 2024, we had approximately $6.2 billion of total debt. Our total debt is expected to increase to $13 billion upon completion of the Acquisition and the related financing transactions. In connection with the execution of the

Business Combination Agreement, we secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, we issued an aggregate principal amount of $2.0 billion of unsecured senior notes (collectively, the "September 2024 Senior Notes") of Bunge Limited Finance Corp. ("BLFC"), an indirect, 100%-owned subsidiary of Bunge, which are guaranteed by Bunge, to, among other things, fund a portion of the cash consideration for the Acquisition and to repay a portion of certain Viterra debt that we expect to assume in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes. The indenture governing the notes requires BLFC to redeem the notes if the consummation of the Acquisition does not occur on or before certain dates or if the Acquisition is terminated at 101% principal amount of the notes. As a result of the September 2024 Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion to $6.0 billion as of December 31, 2024.
In addition, certain notes of Viterra totaling approximately $3.3 billion will remain outstanding following the closing of the Acquisition and we will take the required actions in order to have such notes be pari passu with existing senior unsecured indebtedness of Bunge. In the third quarter of 2024, BLFC commenced offers (the "US Exchange Offers") to exchange all outstanding notes of certain series issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In addition, in the third quarter of 2024, Viterra commenced a consent solicitation (the "European Consent Solicitation") to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V. ("BFE"), a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. The US Exchange Offers and European Consent Solicitation are conditioned upon, among other things, the consummation of the Acquisition. This Annual Report is not intended to and does not constitute an offer to sell or purchase, or the solicitation of an offer to sell or purchase, or the solicitation of any vote of approval or the solicitation of tenders or consents with respect to any security. No offer, solicitation, purchase or sale will be made in any jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Interest rate fluctuations may increase our overall cost of capital. In addition, we anticipate that as a result of the debt we expect to incur and have already incurred to finance the Acquisition, credit rating agencies will review our credit ratings. As part of their ratings review and subsequent credit opinions related to the Acquisition, Standard & Poor's ("S&P"), Moody's and Fitch have taken the following actions:
•S&P upgraded our long-term debt credit rating to BBB+ on June 13, 2023 and further placed the outlook on CreditWatch Positive for an upgrade to A- on September 9, 2024.
•S&P also assigned a preliminary A- issue-level rating to the September 2024 Senior Notes on September 10, 2024;
• Moody’s upgraded our long-term debt credit rating to Baa1 on August 1, 2024 with stable outlook; and
• Fitch upgraded our long-term debt credit rating to BBB+ on September 5, 2024 with stable outlook.
However, there is no assurance that any positive outlook on our ratings will materialize. Any potential future negative change in our credit ratings may make it more expensive for us to raise long-term financing or additional capital, and may negatively impact the price of registered shares, increase our overall cost of capital, and have other negative implications on our business, many of which are beyond our control.
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
If we are not able to successfully integrate and combine the business of Bunge and Viterra within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of Bunge shares may be adversely affected.
It is possible that the integration process could result in the loss of our key staff or Viterra’s key staff, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Acquisition so the combined business performs as expected include, among other things:
•challenges and difficulties associated with managing the large, more complex, combined company and coordinating geographically dispersed organizations;
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
•consolidating and integrating the companies’ corporate, administrative and information technology infrastructure, including technologies, systems, and services;
•attracting, motivating, and retaining talent, including due to issues relating to the uncertainty and difficulty of integration, financial security, or a desire not to become team members of the combined business;
•diversion of management's attention or resources away from our operations or growth initiatives to integration;
•maintaining existing business relationships, building new relationships, and avoiding delays in entering into new relationships with prospective business partners; and
•identifying and eliminating redundant assets and expenses and consolidating locations of us and Viterra that are currently in close proximity to each other.
We have incurred, and will continue to incur significant integration-related costs in connection with the Acquisition and we may not be able to obtain the anticipated synergies of the combined company.
We have incurred, and will, following the completion of the Acquisition, continue to incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and staff-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Acquisition and the integration of Viterra into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies and efficiencies related to the integration of the businesses, that may allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all, and we may incur difficulties and delays in integrating Viterra’s business following completion of the Acquisition or fully realizing the anticipated cost synergies and other benefits expected from the Acquisition.
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
Upon the completion of the Acquisition, the number of registered shares expected to be issued to Glencore, CPP Investments and BCI will represent approximately 15%, 12% and 3% of our outstanding registered shares, or in the aggregate approximately 30% of the combined company on a fully diluted basis before giving effect to any share repurchases by Bunge occurring after June 13, 2023. As further discussed in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—(f) Purchases of Equity Securities by Registrant and Affiliated Purchasers,” Bunge has a share repurchase program with a total authorization since inception of $2.7 billion, with an aggregate purchase authorization of approximately $800 million remaining for repurchase as of December 31, 2024. Bunge has repurchased, and may continue to repurchase its registered shares from time to time under the share repurchase program, which may occur before the completion of the Acquisition. Repurchases under the program may increase the Viterra Shareholder Group’s aggregate ownership percentage in the combined company up to approximately 35% if all remaining registered shares authorized for repurchase under the share repurchase program are repurchased.
Subject to and effective upon the completion of the pending Acquisition, Bunge and each of Glencore and CPP Investments are expected to execute the Shareholder Agreements. Each Shareholder’s Agreement is expected to provide each of Glencore and CPP Investments the right to designate (a) two persons to be nominated for election to the Board, as long as each maintains beneficial ownership of at least 10% of the registered shares; and (b) one person to be nominated for election to the Board, as long as each maintains beneficial ownership of at least 5% of the registered shares. In contemplation of these Shareholder Agreements, each of Glencore and CCP Investments has nominated candidates to serve as directors on the Board subject to and contingent upon the Acquisition closing. These director nominees were included in the Company's 2024 definitive proxy statement, and the Company's shareholders approved these director nominees to serve on the Board following the Acquisition. As a result, following the completion of the Acquisition, Glencore and CPP Investments will be able to influence the composition of the Board and thus, potentially, the outcome of corporate actions requiring shareholder approval, such as statutory mergers or the issuance of new shares where preemptive rights of shareholders are to be withdrawn, which require the affirmative vote of a majority of two-thirds of the voting rights represented at the general meeting of shareholders. This concentration of investment and voting power, in addition to our current concentration of investment and voting power among certain large shareholders, could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Bunge and its shareholders, which could adversely affect the market price of registered shares.

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
Our cybersecurity risk management program monitors our systems and networks for threats, breaches, intrusions and other weaknesses; assesses the security of our company-wide software, applications and systems; conducts security audits and threat assessments; responds to cybersecurity incidents; and facilitates training for our employees. Within our cybersecurity team, subject matter experts regularly obtain cybersecurity certifications. Our program includes procedures to identify cybersecurity risks and threats of our third-party service providers. These procedures measure the maturity of third-party provider cybersecurity programs against industry best practices. The collection of this information is used to assess the use of third-party software or partnerships. We also review the cybersecurity scores of our business customers and suppliers, and we rely on consultants and other third-party advisors to conduct security assessments and independent audits of the security and resilience of our systems and networks. Our cybersecurity risk management program includes response plans that are aligned with our crisis response plans and outline the procedures and protocols to follow when a cybersecurity incident has or may have occurred, including to allow assessments related to disclosure and notice requirements to be timely made to regulators and affected parties. We have also performed and plan to continue to conduct cybersecurity incident simulation exercises involving members of senior management as part of our cybersecurity risk management program. The Board is provided with an update following a simulation exercise. Our response plans include protocols to notify our Chief Technology Officer ("CTO"), our Chief Legal Officer, other members of senior management as appropriate, and, under certain circumstances, the Audit Committee of our Board, or our full Board as appropriate.
Our worldwide team of cyber and information security professionals undertakes a range of activities to protect its employees, assets, and reputation globally, leveraging internal and external resources to monitor cybersecurity threats to its systems and networks and to understand the broader threat environment. In support of these efforts, Our security experts use automated threat intelligence feeds and tools to increase vulnerability awareness, taking action to mitigate the highest risks.
Bunge’s dedicated cyber risk organization meets regularly with business units and corporate operations to raise cyber risk awareness and keep diverse cybersecurity skill sets connected across the global enterprise. We invest in broad cybersecurity awareness and training to educate those with access to Bunge’s networks, which includes a review of company policies and best practices. We conduct phishing tests to train our workforce, and assess its ability, to identify and report malicious emails and activity. Privacy and data protection awareness and training is provided to employees and the Board as part of Bunge’s required Code of Conduct training.
We have integrated cybersecurity risk assessments into Bunge’s overall enterprise risk management framework to promote a company-wide culture of cybersecurity risk management. Our CRO formulates periodic reports and provides them to our Management Risk Committee ("MRC"). As noted in "Item 1. Business - Risk Management", the MRC reviews key enterprise risks on an ongoing basis and is responsible for reviewing and monitoring key exposures, emerging risks, and drivers of risk. Bunge uses a risk-based information security process aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to identify, prioritize, and mitigate cybersecurity risks, which is periodically assessed by an independent third party.
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
Although we have experienced and will continue to experience cybersecurity incidents of varying degrees, to date, we have not experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Despite the measures the company takes to mitigate cybersecurity risks, there can be no assurance that such measures will be sufficient to protect the company’s systems, information, intellectual property ,and other assets from significant harm and, therefore, the scope and impact of any future cybersecurity incident cannot be predicted with any meaningful accuracy. See “Item 1A. Risk Factors” for more information.

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
The Audit Committee is responsible for reviewing and assessing the overall cybersecurity risk management program and management’s processes and policies with respect to cybersecurity risk monitoring, identification, assessment, and response. Senior management and the Audit Committee receive an annual update and ongoing quarterly updates on Bunge's cybersecurity readiness and the current "threat environment," which includes an update on the cybersecurity threat landscape, the strategic priorities of the cybersecurity risk management program and progress made in respect of those priorities, a review of cybersecurity incidents, as well as additional updates on an as-needed basis. Our internal audit team also reports to the Audit Committee on the effectiveness of management in identifying and appropriately controlling risks, including cybersecurity risks. The Audit Committee regularly reports on its activities to the full Board to promote effective coordination and to ensure that the entire Board remains apprised of the effectiveness of the cybersecurity risk management and the cybersecurity risk landscape, and also assesses how management is managing these risks.

Item 2.    Properties
The following tables and related discussion provide information on our principal operating facilities as of December 31, 2024, which primarily includes both owned and leased assets as well as includes production and storage capacity of certain equity method investments.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	156,156	15,223,054
Refined and Specialty Oils	57,705	692,573
Milling	14,831	903,745

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	70,659	2,832,118
South America	61,617	10,376,595
Europe	58,298	2,446,017
Asia-Pacific	38,118	1,164,642

Agribusiness
In our Agribusiness segment, we have 107 commodity storage facilities globally, which are located close to agricultural production areas or export locations. We also have 53 oilseed processing plants globally and operate four fertilizer processing and blending plants in Argentina.
Refined and Specialty Oils
In our Refined and Specialty Oils business, we have 59 refining and packaging facilities throughout the world. We also have 73 storage facilities globally that are located close to food and ingredient locations.
Milling
In our Milling business, we have 13 milling facilities throughout the world. We also have 8 storage facilities globally that are located close to milling facility locations.
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
For a discussion of certain legal and tax matters, including those relating to Brazil, see Note 14- Income Taxes and Note 20- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our registered shares trade on the NYSE under the ticker symbol "BG".
(b)Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2024, we had 133,964,235 registered shares issued and outstanding, which were held by approximately 66 registered holders.

(c)Dividends
We have historically paid and expect to continue to pay dividend distributions to holders of registered shares on a quarterly basis. Any future determination to pay dividend distributions will, subject to the provisions of applicable law, be at the discretion of the Board and the approval by shareholders at a general meeting in accordance with Swiss law and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects, and other factors the Board deems relevant.
On May 15, 2024, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.72 per share, payable in four equal quarterly installments of $0.68 per share beginning in the second quarter of fiscal year 2024 and ending in the first quarter of fiscal year 2025.
We paid quarterly dividend distributions on the Bunge Global registered shares of $0.6625 per share in the first quarter of 2024, and $0.68 per share in the remaining three quarters of 2024. We paid quarterly dividends on Bunge Limited common shares of $0.625 per share in the first and second quarters of 2023, and $0.6625 per share in the third quarter of 2023 and after the Redomestication paid a quarterly dividend distribution on the Bunge Global registered shares of $0.6625 per share in the fourth quarter of 2023.

(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2024, with respect to our long-term equity incentive compensation plans.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Vesting/Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(4)
Long-term equity compensation plans approved by shareholders(1)	3,362,346	$53.71	5,090,409
(1)Includes our 2024 Long-Term Incentive Plan, 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, and 2017 Non-Employee Directors Equity Incentive Plan (collectively, the "Plans").
(2)Includes non-statutory stock options outstanding as to 1,524,007 registered shares, performance-based restricted stock unit awards as to 643,292 registered shares, and 1,195,047 unvested and time-based restricted stock units outstanding (including dividend equivalents payable in shares) under our Plans noted in (1) above. Dividend equivalent payments that are credited to each participant’s account are paid in our shares at the time the award is settled.
(3)Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan and 2009 Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit awards, performance-based restricted stock unit awards, and deferred restricted stock unit awards under our Plans noted in (1) above.
(4)Shares available under our 2024 Long-Term Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based), or other awards that are based on the value of our registered shares. Our 2024 Long-Term Incentive Plan provides that the maximum number of registered shares issuable under the plan is 5,000,000, subject to adjustment in accordance with the terms of the plan. Our 2017 Non-Employee Directors Equity Incentive Plan provides that the maximum number of registered shares issuable under the plan may not exceed 320,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the 2016 Equity Incentive Plan or the 2009 Bunge Equity Incentive Plan.

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our shares with the S&P 500 Stock Index and the S&P Food Products Index from December 31, 2019 through the quarter ended December 31, 2024. The graph sets the beginning value of our shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.

Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
Note: Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

(f) Purchases of Equity Securities by Registrant and Affiliated Purchasers
On November 13, 2024, the Board approved the expansion of Bunge's existing share repurchase program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of December 31, 2024, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining for repurchases under the program. During the twelve months ended December 31, 2024, Bunge repurchased 12,150,763 shares for $1.1 billion.
The following table is a summary of purchases of equity securities during the fourth quarter of 2024 by Bunge and any of its affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$800,001,209
November 1, 2024 - November 30, 2024 (1)	5,709,833	$87.57	5,709,833	$800,001,300
December 1, 2024 - December 31, 2024	—	$—	—	$800,001,300
Total	5,709,833	$87.57	5,709,833
(1)    As discussed above, on November 13, 2024, the Board authorized the repurchase of an additional $500 million of its issued and outstanding registered shares, under the existing share repurchase program.

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
Swiss Income Tax on Dividends and Similar Distributions
A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of registered shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See "— Swiss Withholding Tax — Distributions to Shareholders" below.
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
Swiss Withholding Tax — Distributions to Shareholders
A Swiss withholding tax of 35% is due on dividends and similar distributions to Bunge Global shareholders from Bunge Global out of available earnings or other non-qualifying reserves for withholding tax purposes, regardless of the place of residency of the shareholder (subject to the exceptions discussed under "— Exemption from Swiss Withholding Tax — Distributions to Shareholders" below). Bunge Global will be required to withhold at such rate and remit on a net basis any payments made to a holder of registered shares and pay such withheld amounts to the Swiss Federal Tax Administration. See "— Refund of Swiss Withholding Tax on Dividends and Other Distributions" below.
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
With respect to the refund of Swiss withholding tax from the repurchase of shares, see "— Refund of Swiss Withholding Tax on Dividends and Other Distributions" below.
In many instances, Swiss companies listed on the SIX Swiss Exchange carry out share repurchase programs through a "second trading line" on the SIX Swiss Exchange. Swiss institutional investors typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company. The Swiss institutional investors are generally able to receive a full refund of the withholding tax. Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher (but less than 1.0%) than the price of such companies’ shares in ordinary trading on the SIX Swiss Exchange first trading line.
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
The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with long-term incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax.
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
For a comparison of results of operations for the fiscal years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bunge Global SA's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.
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
Viterra
Following the completion of our pending Viterra Acquisition, our operations will be impacted by the integration of Viterra's network of agricultural storage, processing, and transport assets. Viterra businesses operate in similar industries as we do, so we expect the factors that impact Viterra's operations will be broadly consistent with the factors that we have described above that impact each of our segments.

Sugar and Bioenergy
Our Sugar and Bioenergy segment primarily comprised our 50% interest in BP Bunge Bioenergia, a joint venture with BP. On October 1, 2024, we completed the sale of our 50% interest in BP Bunge Bioenergia. See Note 2 - Acquisitions and Dispositions to our consolidated financial statements for further details.
BP Bunge Bioenergia operated on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. We accounted for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results include our share of the net earnings in BP Bunge Bioenergia.
Prior to the sale of our interest in October 2024, profitability of this segment, the value of our investment, and the timing of distributions we received, if any, were affected by the profitability of the joint venture. In turn, the profitability of the joint venture was affected by the availability and quality of sugarcane, which impacted capacity utilization rates and the amount of sugar that could be extracted from the sugarcane, and by market prices of sugar and ethanol. The availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Demand for the joint venture's products was affected by many factors, including changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita income, and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane.
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
Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as Foreign exchange (losses) gains - net.
We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign currency translation gains or losses on such permanently invested intercompany loans are reported in Accumulated other comprehensive loss in our consolidated balance sheets. In contrast, foreign currency translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as Foreign exchange (losses) gains - net.
Income Taxes
As a Swiss corporation, we are subject to corporate income tax at federal, cantonal, and communal levels on our Swiss income. Qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are effectively exempt from federal, cantonal, and communal corporate income tax. Consequently, we expect dividends from our subsidiaries and capital gains from sales of investments in our subsidiaries to be exempt from Swiss corporate income tax. In addition, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Argentina, Brazil, Canada, Switzerland and the United States. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
Non-U.S. GAAP Financial Measures
Total earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate reportable segment operating activities as well as Corporate and Other results. Bunge also uses Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT, and Total EBIT to evaluate segment operating performance of Bunge’s

Core reportable segments, Non-core reportable segments, and Total reportable segments together with Corporate and Other. Core Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling reportable segments. Non-core Segment EBIT is the EBIT of Bunge’s Sugar & Bioenergy reportable segment. Total EBIT is the aggregate of the EBIT of Bunge’s Core and Non-core reportable segments, together with Corporate and Other. Bunge’s management believes Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT, and Total EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income attributable to Bunge to Total EBIT below.

2024 Overview
Net Income Attributable to Bunge Shareholders - For the year ended December 31, 2024, Net income attributable to Bunge shareholders was $1,137 million, a decrease of $1,106 million compared to a Net income attributable to Bunge shareholders of $2,243 million for the year ended December 31, 2023. The decrease was primarily due to lower Core Segment EBIT, as further discussed in the Segment Overview & Results of Operations section below, partially offset by lower income tax expense as discussed further below.
Earnings Per Share - Diluted - For the year ended December 31, 2024, Net income attributable to Bunge shareholders - diluted, was $7.99 per share, a decrease of $6.88 per share, compared to $14.87 per share for the year ended December 31, 2023.
EBIT - For the year ended December 31, 2024, Total EBIT was $1,792 million, a decrease of $1,541 million compared to EBIT of $3,333 million for the year ended December 31, 2023. The decrease in Total EBIT for the year ended December 31, 2024 was primarily due to lower Core Segment EBIT, resulting primarily from lower gross profit in our Agribusiness segment, as further discussed in the Segment Overview and Results of Operations section below, and which also provides a reconciliation of Net income attributable to Bunge shareholders to Total EBIT.
Income Tax Expense - Income tax expense was $336 million for the year ended December 31, 2024 compared to income tax expense of $714 million for the year ended December 31, 2023. The decrease in income tax expense for the year ended December 31, 2024 was primarily due to lower pre-tax income and earnings mix.
Liquidity and Capital Resources – At December 31, 2024, working capital, which equals Total current assets less Total current liabilities, was $8,523 million, a decrease of $140 million, compared to working capital of $8,663 million at December 31, 2023. The decrease in working capital was primarily due to a higher Current portion of long-term debt balance, lower Inventories and lower Trade accounts receivables, net, partially offset by lower Trade accounts payable balances and higher Cash and cash equivalents, as further discussed in the Liquidity and Capital Resources section below.
Segment Overview and Results of Operations
Our operations are organized, managed, and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling reportable segments. Non-core operations comprise our Sugar & Bioenergy reportable segment, which itself primarily comprised the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. See Note 2- Acquisitions and Dispositions for details regarding Bunge's disposition of its 50% interest in BP Bunge Bioenergia.
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

A reconciliation of Net income attributable to Bunge shareholders to Total EBIT follows:

	Year Ended December 31,
(US$ in millions)	2024	2023
Net income attributable to Bunge shareholders	$1,137	$2,243
Interest income	(163)	(148)
Interest expense	471	516
Income tax expense	336	714
Noncontrolling interests' share of interest and tax	11	8
Total EBIT	$1,792	$3,333
Agribusiness Segment EBIT	1,301	2,786
Refined and Specialty Oils Segment EBIT	759	865
Milling Segment EBIT	111	66
Core Segment EBIT	2,171	3,717
Corporate and Other EBIT	(594)	(548)
Sugar and Bioenergy Segment EBIT	215	164
Non-core Segment EBIT	215	164
Total EBIT	$1,792	$3,333

Core Segments
Agribusiness Segment

	Year Ended December 31,
(US$ in millions)	2024	2023	% Change
Volumes (in thousand metric tons)	80,628	76,019	6%
Net sales	$38,598	$42,764	(10)%
Cost of goods sold	(36,684)	(39,443)	(7)%
Gross profit	1,914	3,321	(42)%
Selling, general and administrative expense	(603)	(592)	2%
Foreign exchange losses — net	(171)	—	(100)%
EBIT attributable to noncontrolling interests	(9)	(70)	(87)%
Other income — net	226	126	79%
(Loss) income from affiliates	(56)	1	(5,700)%
Total Agribusiness Segment EBIT	$1,301	$2,786	(53)%

2024 Compared to 2023
Agribusiness segment Net sales decreased 10% to $38,598 million for the year ended December 31, 2024. The decrease was due to the following:
•In Processing, Net sales decreased 11%, primarily due to lower average sales prices experienced in all regions for our global soybean oilseed processing businesses as well as our Europe softseed businesses, driven by relative price stabilization due to a more balanced supply and demand environment, in addition to overall lower volumes in our global soybean oilseed processing businesses. The above decreases were slightly offset by higher volumes in South America resulting from the non-recurrence of the prior year drought in Argentina along with higher volumes in our Europe softseed business primarily driven from increased activity at our Ukrainian facilities.
•In Merchandising, Net sales decreased 7%, primarily due to lower average sales prices in our global corn, wheat, and oil businesses, in addition to lower volumes in our global wheat business. The decrease was partially offset by an increase in volumes in our global corn and oils businesses, primarily due to fewer supply constraints compared to the prior period.
Cost of goods sold decreased 7%, to $36,684 million for the year ended December 31, 2024. The decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 7%, primarily due to lower Net sales and the non-recurrence of a prior year fixed asset impairment charge in North America. The decrease was also attributable to $5 million in insurance recoveries, related to certain previously damaged property, as well as a business interruption insurance recovery of $38 million related to our Ukrainian operations as a result of the Ukraine-Russia war, both of which were recognized in the current year. The decrease was partially offset by unfavorable mark-to-market results in the current period as well as the absence of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
•In Merchandising, Cost of goods sold decreased by 8%, primarily due to lower Net sales, as further described above, and favorable mark-to-market results in the current period. The decrease was also attributable to $1 million in insurance recoveries, related to certain previously damaged property, as well as a business interruption insurance recovery of $14 million related to our Ukrainian operations as a result of the Ukraine-Russia war, both of which were recognized in the current year. The decrease was partially offset by the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in the prior period.
Foreign exchange losses - net was a loss of $171 million for the year ended December 31, 2024 . The net loss in the current year was the result of losses in our processing business, primarily due to the impact of a stronger U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations. The loss was partially offset by net remeasurement gains on net monetary assets, excluding the impact of loans payable described above, as a result of U.S. dollar exposure in non-U.S. dollar functional currency operations.
Other income - net was income of $226 million for the year ended December 31, 2024, compared to income of $126 million for the year ended December 31, 2023. The increase was primarily due to gains in Argentina related to foreign currency positioning.
(Loss) income from affiliates was a loss of $56 million for the year ended December 31, 2024, compared to income of $1 million for the year ended December 31, 2023. The decrease was primarily due to unfavorable results from equity method investments in South America, as well as a $19 million impairment charge in the current period associated with a minority investment in North America.
Segment EBIT decreased 53% to $1,301 million for the year ended December 31, 2024. The decrease was primarily due to the following:
•In Processing, a decrease of 62% was primarily due to lower Gross profit across all businesses and regions, foreign exchange losses, and impairment charges incurred in the current year, as described above. This decrease was partially offset by an increase in Other income (expense) - net as highlighted above.
•In Merchandising, an increase of 20% was primarily due to higher Gross profit, driven by more favorable results in our ocean freight business.

Refined and Specialty Oils Segment

	Year Ended December 31,
(US$ in millions)	2024	2023	% Change
Volumes (in thousand metric tons)	9,134	8,908	3%
Net sales	$12,771	$14,603	(13)%
Cost of goods sold	(11,484)	(13,234)	(13)%
Gross profit	1,287	1,369	(6)%
Selling, general and administrative expense	(416)	(425)	(2)%
Foreign exchange (losses) gains — net	(20)	7	(386)%
EBIT attributable to noncontrolling interests	(35)	(21)	67%
Other (expense) — net	(57)	(65)	(12)%
Total Refined and Specialty Oils Segment EBIT	$759	$865	(12)%

2024 Compared to 2023
Refined and Specialty Oils segment Net sales decreased 13%, to $12,771 million for the year ended December 31, 2024, primarily due to lower average sales prices in all regions, driven by a more balanced supply and demand environment and uncertainty related to U.S. biofuel policies, partially offset by increased volumes in Asia due to higher demand for certain products driven by better pricing, as well as increased volumes in North America, primarily due to expanded capacity at our Avondale refinery.
Cost of goods sold decreased 13%, to $11,484 million for the year ended December 31, 2024. The decrease in Cost of goods sold was primarily due to lower prices in all regions, as described in Net sales above, in addition to favorable mark-to-market results.
SG&A expenses decreased 2%, to $416 million for the year ended December 31, 2024. The decrease was primarily driven by the lack of recurring prior year accelerated amortization charges, related to the discontinuance of the Loders Croklaan trademark.
Segment EBIT decreased 12% to $759 million for the year ended December 31, 2024. The decrease was primarily driven by lower Gross profit driven by overall lower margins, particularly in North America, as well as unfavorable Foreign exchange (losses) gains - net, primarily driven by the devaluation of the Egyptian pound in the first quarter of 2024.

Milling Segment

	Year Ended December 31,
(US$ in millions)	2024	2023	% Change
Volumes (in thousand metric tons)	3,703	3,391	9%
Net sales	$1,555	$1,896	(18)%
Cost of goods sold	(1,337)	(1,729)	(23)%
Gross profit	218	167	31%
Selling, general and administrative expense	(97)	(95)	2%
Foreign exchange (losses) gains — net	(3)	1	(400)%
EBIT attributable to noncontrolling interests	—	1	(100)%
Other expense — net	(6)	(7)	(14)%
Loss from affiliates	(1)	(1)	—%
Total Milling Segment EBIT	$111	$66	68%

2024 Compared to 2023
Milling segment Net sales decreased 18%, to $1,555 million for the year ended December 31, 2024. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by an increase in volumes across both regions.
Cost of goods sold decreased 23%, to $1,337 million for the year ended December 31, 2024. The decrease was primarily due to lower sales prices, as described for Net sales above, as well as favorable mark-to-market results.
Segment EBIT increased 68% to $111 million for the year ended December 31, 2024. The increase was primarily due to higher Gross profit in both regions, as described above.

Corporate and Other

	Year Ended December 31,
(US$ in millions)	2024	2023	% Change
Net sales	$54	$42	29%
Cost of goods sold	(83)	(60)	38%
Gross profit	(29)	(18)	(61)%
Selling, general and administrative expense	(658)	(602)	9%
Foreign exchange gains — net	5	12	(58)%
EBIT attributable to noncontrolling interests	4	4	—%
Other income — net	83	73	14%
Income (loss) from affiliates	1	(17)	106%
Total Corporate and Other EBIT	$(594)	$(548)	(8)%

2024 Compared to 2023
Corporate and Other EBIT decreased 8%, to a loss of $594 million for the year ended December 31, 2024. The decrease was primarily driven by an increase in SG&A expense resulting from increased acquisition and integration costs associated with the announced acquisition of Viterra, partially offset by lower variable compensation expense. The company recognized acquisition and integrations costs within Corporate and Other EBIT of $244 million, and $114 million for the years ended December 31, 2024, and 2023, respectively. The decrease described above was partially offset by the absence of recurring prior year impairment charges of $20 million, reported in in Other income - net, related to a long-term investment and $16 million, reported in Income (loss) from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.
Non-core Segment
Sugar and Bioenergy Segment

	Year Ended December 31,
(US$ in millions)	2024	2023	% Change
Net sales	$130	$235	(45)%
Cost of goods sold	(127)	(229)	(45)%
Gross profit	3	6	(50)%
Selling, general and administrative expense	(2)	(1)	100%
Other income — net	196	2	9,700%
Income from affiliates	18	157	(89)%
Total Sugar and Bioenergy Segment EBIT	$215	$164	31%

2024 Compared to 2023
Segment EBIT increased 31%, to $215 million for the year ended December 31, 2024. The increase was primarily due to a $195 million gain on the sale of Bunge's 50% ownership share in BP Bunge Bioenergia, recorded in Other income - net. The increase was partially offset by less favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the absence of a tax valuation allowance release in the current period as compared to the prior period, current period foreign exchange losses on U.S. dollar denominated debt at BP Bunge Bioenergia, lower current period gross margins, and lower equity method earnings following the sale. See Note 2- Acquisitions and Dispositions in the consolidated financial statements for further details regarding the Company's disposition of BP Bunge Bioenergia.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	% Change
Interest income	$163	$148	10%
Interest expense	(471)	(516)	(9)%
2024 Compared to 2023
Interest income increased 10% to $163 million for the year ended December 31, 2024. Interest expense decreased 9% to $471 million for the year ended December 31, 2024. Higher interest income is the result of higher balances in cash and cash equivalents in the current year. Lower interest expense is the result of lower interest rates.

Liquidity and Capital Resources
Our main financial objectives are to prudently manage financial risks, ensure consistent access to liquidity, and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, issuances of commercial paper, borrowings under various bilateral and syndicated revolving credit facilities, term loans, and proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.
Working Capital

	As of December 31,
(US$ in millions, except current ratio)	2024	2023
Cash and cash equivalents	$3,311	$2,602
Trade accounts receivable, net	2,148	2,592
Inventories	6,491	7,105
Other current assets	4,008	4,051
Total current assets	$15,958	$16,350
Short-term debt	$875	$797
Current portion of long-term debt	669	5
Trade accounts payable	2,777	3,664
Current operating lease obligations	286	308
Other current liabilities	2,828	2,913
Total current liabilities	$7,435	$7,687
Working capital(1)	$8,523	$8,663
Current ratio(1)	2.15	2.13
(1)Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.

Working capital was $8,523 million at December 31, 2024, a decrease of $140 million from working capital of $8,663 million at December 31, 2023.
Cash and Cash Equivalents - Cash and cash equivalents were $3,311 million at December 31, 2024, an increase of $709 million from $2,602 million at December 31, 2023. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the year ended December 31, 2024.
Trade accounts receivable, net - Trade accounts receivable, net were $2,148 million at December 31, 2024, a decrease of $444 million from $2,592 million at December 31, 2023. The decrease was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations section above.
Inventories - Inventories were $6,491 million at December 31, 2024, a decrease of $614 million from $7,105 million at December 31, 2023. The decrease was primarily due to certain lower average commodity prices, including soybeans and wheat, as well as overall lower volumes.
Readily marketable inventories ("RMI") comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $5,224 million and $5,837 million at December 31, 2024 and 2023, respectively (see Note 5- Inventories, to our consolidated financial statements).
Other current assets - Other current assets were $4,008 million at December 31, 2024, a decrease of $43 million from $4,051 million at December 31, 2023. The decrease is primarily due to a decrease in secured advances to supplies, net as market conditions in Brazil have led to a reduction in new advances in the current period, lower unrealized gains on derivative contracts as a result of volatile commodity prices, and a decrease in prepaid expenses due to the changing market environment. These decreases were partially offset by an increase in marketable securities and other short-term investments, a deferred payment recorded in the current year in connection with the sale of BP Bunge Bioenergia that was collected in early 2025, and the recognition of an insurance recovery receivable related to business interruption resulting from the Ukraine-Russia war in the current year (see Note 6- Other Current Assets to our consolidated financial statements).
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $1,544 million at December 31, 2024, an increase of $742 million from $802 million at December 31, 2023. The higher Short-term debt level at December 31, 2024 compared to December 31, 2023 is primarily due to an increase in the Current portion of long-term debt associated with our 1.63% Senior Notes, due 2025, and higher borrowings by Bunge operating companies on local bank lines of credit.
Trade accounts payable - Trade accounts payable were $2,777 million at December 31, 2024, a decrease of $887 million from $3,664 million at December 31, 2023. The decrease in Trade accounts payable was primarily due to certain lower average commodity prices, including soybeans and wheat, lower volumes, and timing of payments.
Other current liabilities - Other current liabilities were $2,828 million at December 31, 2024, a decrease of $85 million from $2,913 million at December 31, 2023. The decrease was primarily due to lower income tax payable as a result of lower earnings, partially offset by higher unrealized losses on derivative contracts as a result of volatile commodity prices.

Debt
Revolving Credit Facilities—At December 31, 2024, we had $5,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities. The following table summarizes these facilities for the years presented:

		Committed Capacity	Incremental Commitments(2)	Borrowings Outstanding
Revolving Credit Facilities (1)	Maturities	December 31, 2024		December 31, 2024	December 31, 2023
$1.1 Billion 364-day Revolving Credit Agreement	2025	$1,100	$—	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement	2029	1,950	1,250	—	—
$3.5 Billion 3-year Revolving Facility Agreement	2026	1,750	1,750	—	—
$865 Million 5-year Revolving Credit Facility	2026	865	—	—	—
Total Revolving Credit Facilities		$5,665	$3,000	$—	$—
(1)See Note 17- Debt for further information on these programs. The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
(2)Incremental commitments are available to be drawn following the completion of the Viterra Acquisition subject to the satisfaction of certain conditions.
Short and long-term debt—

	As of December 31,
US$ in millions	2024	2023
Short-term debt	$875	$797
Long-term debt, including current portion	5,363	4,085
Total debt	$6,238	$4,882

	Year Ended December 31,
	2024	2023
Average total debt outstanding	$5,480	$5,293
Our total debt increased by $1,356 million to $6,238 million at December 31, 2024, from $4,882 million at December 31, 2023, primarily due to an increase in Long-term debt, including current portion, resulting from the issuance of three tranches of the September 2024 Senior Notes for an aggregate principal amount of $2.0 billion, partially offset by the prepayment of a $750 million 3-year term loan agreement due in 2025. See Note 17- Debt for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At December 31, 2024, there were no borrowings outstanding under these bilateral short-term credit lines.
In addition, Bunge's operating companies had $875 million and $797 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2024, and 2023, respectively, to support working capital requirements.
As described in Note 2- Acquisitions and Dispositions, we have secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, we completed the sale and issuance of three tranches of Senior Notes for an aggregate principal amount of $2.0 billion. See Note 17- Debt for further information. As a result of the Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion with $6.0 billion available as of December 31, 2024. Bunge intends to use a portion of the proceeds from the Acquisition Financing and Senior Notes issuance to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.

Also, in the third quarter of 2024, Bunge's wholly-owned subsidiary, Bunge Limited Finance Corp. ("BLFC"), commenced offers (the "US Exchange Offers") to exchange all outstanding notes of certain series issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In addition, in the third quarter of 2024, Viterra commenced a consent solicitation (the "European Consent Solicitation") to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V. ("BFE"), a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. See Note 17- Debt for further information.
The US Exchange Offers and European Consent Solicitation are conditioned among other things, upon the consummation of the Acquisition. This Annual Report is not intended to and does not constitute an offer to sell or purchase, or the solicitation of an offer to sell or purchase, or the solicitation of any vote of approval or the solicitation of tenders or consents with respect to any security. No offer, solicitation, purchase or sale will be made in any jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at December 31, 2024.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
1.63% Senior Notes due 2025	$600	599
3.25% Senior Notes due 2026	700	699
3.75% Senior Notes due 2027	600	598
4.10% Senior Notes due 2028	400	397
4.20% Senior Notes due 2029	800	793
2.75% Senior Notes due 2031	1,000	993
4.65% Senior Notes due 2034	800	790
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
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2024 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-2	BBB+	CreditWatch Positive
Moody's	P-2	Baa1	Stable
Fitch	F-2	BBB+	Stable
(1)Short-term debt rating applies only to the commercial paper program with BLFC as the issuer.
Following the announcement of the Viterra Acquisition and the related financing activity described above, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a current standalone basis, and a pro-forma at closing basis. As well as with the issuance of Bunge Senior Notes in September 2024, S&P, Moody’s, and Fitch have taken the following actions:

•S&P upgraded Bunge’s long-term debt credit rating to BBB+ on June 13, 2023 and further placed the outlook on CreditWatch Positive for an upgrade to A- on September 9, 2024;
•S&P also assigned a preliminary A- issue-level rating to Bunge's newly issued 2024 Senior Notes on September 10, 2024;
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum current ratio, maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2024.
Trade Receivable Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers"). The Program is designed to enhance our financial flexibility by providing an additional source of liquidity for our operations. As referenced in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program, the aggregate size of the program is $1.5 billion, with an accordion feature of $1 billion. The Program terminates on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on December 16, 2025, with a feature that permits us to request 364-day extensions.
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

Equity
Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2024	2023
Registered shares	$1	$1
Additional paid-in capital (1)	5,325	5,900
Retained earnings	12,838	12,077
Accumulated other comprehensive loss	(6,702)	(6,054)
Treasury shares, at cost (2024—21,318,307 and 2023—16,109,804) (1)	(1,549)	(1,073)
Total Bunge shareholders' equity	9,913	10,851
Noncontrolling interests	1,032	963
Total equity	$10,945	$11,814
(1)    In the fourth quarter of 2024, Bunge Global SA cancelled 6,146,930 shares held in treasury totaling $572 million.
Total Bunge shareholders' equity was $9,913 million at December 31, 2024 compared to $10,851 million at December 31, 2023. The decrease was primarily due to $1,100 million in repurchases of registered shares, as described in Note 22- Equity to our consolidated financial statements and in the Share repurchase program paragraph below, $648 million of loss in Other comprehensive loss and $373 million of declared dividends to shareholders, as described in Note 22- Equity, partially offset by $1,137 million of Net income attributable to Bunge shareholders.
Noncontrolling interests increased to $1,032 million at December 31, 2024 from $963 million at December 31, 2023 primarily due to $52 million of Net income attributable to noncontrolling interests and $53 million of contributions from noncontrolling interests, partially offset by $32 million of loss in Other comprehensive loss.
Share repurchase program - As noted in Note 22- Equity, on November 13, 2024, Bunge Global SA's Board approved the expansion of an existing program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of December 31, 2024, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining outstanding for repurchases under the program. During the twelve months ended December 31, 2024, Bunge repurchased 12,150,763 shares for $1.1 billion.
Cash Flows

	Year ended December 31,
(US$ in millions)	2024	2023
Cash provided by operating activities	$1,900	$3,308
Cash used for investing activities	(1,114)	(1,009)
Cash used for financing activities	(90)	(856)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9	28
Net increase in cash and cash equivalents and restricted cash	$705	$1,471
Our cash flows from operations vary depending on, among other items, Net income and the market prices and timing of the purchase and sale of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to the purchase and sale of our inventories.
2024 Compared to 2023
For the year ended December 31, 2024, our cash and cash equivalents, restricted cash, and cash held for sale increased $705 million, compared to an increase of $1,471 million for the year ended December 31, 2023.
Operating: Cash provided by operating activities was $1,900 million for the year ended December 31, 2024, compared to $3,308 million for the year ended December 31, 2023, a decrease of $1,408 million. The decrease was primarily due to lower reported net income during the year ended December 31, 2024 compared to the year ended December 31, 2023 as discussed in the Segment Overview & Results of Operations section above as well as an overall reduction to net changes in working capital driven by the drivers discussed in Working Capital section above.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as Foreign exchange (losses) gains - net. For the year ended December 31, 2024, we recorded a foreign currency loss on net debt of $174 million largely due to the weakening of the Brazilian real in the current year versus a foreign currency gain on net debt for the year ended December 31, 2023 of $281 million, which were included as adjustments to reconcile Net income to Cash provided by operating activities in the line item "Foreign exchange loss (gain) on net debt" in our consolidated statements of cash flows. This adjustment is required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $1,114 million for the year ended December 31, 2024 compared to $1,009 million for the year ended December 31, 2023, an increase of $105 million. The increase was primarily due to higher net payments for investments at Bunge Financial Services, higher spend on capital expenditures related to certain growth and productivity projects in North America, and lower proceeds from the disposal of businesses and property, plant and equipment during the year ended December 31, 2024, as compared to proceeds received on the sale of our Russian operations during the year ended December 31, 2023. These uses of cash were partially offset by proceeds from the sale of our investment in affiliate, BP Bunge Bioenergia, to BP.
Financing: Cash used for financing activities was $90 million for the year ended December 31, 2024 compared to $856 million for the year ended December 31, 2023, a decrease of $766 million. For the year ended December 31, 2024, we received additional net cash proceeds from short-term and long-term debt of $1,186 million as a result of the issuance of three tranches of Senior Notes for an aggregate principal amount of $2.0 billion, partially offset by the prepayment of a $750 million term loan that occurred in 2024, as described above, and repurchased an additional $500 million registered shares compared to the previous period.
Capital Expenditures
Our cash payments made for capital expenditures were $1,376 million and $1,122 million for the years ended December 31, 2024 and 2023, respectively. We intend to make capital expenditures in the range of $1.5 billion to $1.7 billion in 2025. Our priorities for 2025 are to maintain the cash generating capacity of our assets through non-discretionary projects, such as maintenance, safety and compliance, as well as discretionary investments in growth and productivity projects, focusing on our strategy to strengthen our oilseeds platform, increase participation in biofuels and plant-based proteins, and grow our value-added oils business. These discretionary and non-discretionary capital investments will also help us achieve certain of our environmental and sustainability related objectives. We intend to fund these capital expenditures primarily with cash flows from operations and cash on hand.

Off-Balance Sheet Arrangements
Guarantees and Indemnifications
Please refer to Note 20- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K for details concerning our off-balance sheet arrangements related to guarantees and indemnifications.

Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2025	2026 - 2027	2028 - 2029	2030 and thereafter
Short-term debt	$875	$875	$—	$—	$—
Long-term debt, including current portion(1)	5,663	690	1,627	1,464	1,882
Variable interest rate obligations	149	33	71	30	15
Interest obligations on fixed rate debt	898	169	297	205	227
Non-cancelable lease obligations(2)	1,077	315	354	143	265
Capital commitments	243	243	—	—	—
Freight supply agreements(3)	138	138	—	—	—
Inventory purchase commitments	188	182	3	2	1
Power supply purchase commitments	77	28	27	9	13
Other commitments and obligations(4)	669	310	191	90	78
Total contractual cash obligations(5)	$9,977	$2,983	$2,570	$1,943	$2,481
(1)Includes components of long-term debt attributable to unamortized premiums of $32 million and excludes components of long-term debt attributable to fair value hedge accounting of $269 million.
(2)Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $57 million due in future periods under non-cancelable subleases.
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
(5)Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2024, Bunge had uncertain income tax liabilities of $75 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14- Income Taxes to our consolidated financial statements.

Employee Benefit Plans
We expect to contribute $14 million to our defined benefit pension plans and $4 million to our postretirement benefit plans in 2025. Further, we expect approximately $508 million in benefit payments related to our defined benefit pension and postretirement benefit plans in 2025. The expected benefit payments in 2025 include $487 million related to the lump sum payments and transfer of all remaining benefits due to the future conversion of the buy-in contract to a buy-out arrangement for one of Bunge's defined benefit U.S. pension plans. See Note 18- Employee Benefit Plans for further information.

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
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in our consolidated statements of income as Foreign exchange (losses) gains - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in our consolidated balance sheets.
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
Inventories and Commodity Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange-traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs (see Note 5- Inventories to our consolidated financial statements for RMI balances as of December 31, 2024). We estimate the fair values of commodity inventories and forward purchase and sale contracts on these inventories based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or over-the-counter ("OTC") markets with appropriate adjustments for differences in local markets where our inventories are located. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically-settled forward purchase and sale contracts relate to certain management estimates regarding transportation costs and other local market or location-related adjustments, primarily freight-related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums, and discounts in our contracts. Counterparty credit and performance risk on forward commodity purchase and sale contracts is included in the determination of fair value. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period. However, based on historical experience with our suppliers and customers, our own credit risk, and knowledge of current market conditions, we do not view non-performance risk to be a significant input to fair value for the majority of our forward commodity purchase and sale contracts.
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
Our goodwill balance is not amortized to expense. Instead, it is tested for impairment at least annually. We generally perform our annual impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) determine our reporting units; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units; (4) estimate the fair value of each reporting unit using a discounted cash flow model and/or a market multiples model based on guideline public companies; (5) compare the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, we recognize an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units, and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analysis, we make estimates and significant judgments about the future cash flows of that reporting unit aligned with management’s strategic business plans. Changes in judgment related to these assumptions and estimates could result in goodwill impairment charges. We believe the assumptions and estimates used are appropriate based on the information currently available to management. Estimates based on market earnings multiples of peer companies identified for the reporting unit may also be used, where available. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment. Critical estimates in the determination of fair value under the market approach include, but are not limited to, determination of the guideline public companies and selection of the market multiples.
During the fourth quarter of 2024, we performed our annual impairment assessment using a discounted cash flow ("DCF") method from the income approach and a guideline public companies method ("GPC") from the market approach, giving equal emphasis to each. We determined equal emphasis was appropriate as the DCF method captured the growth and margin expectations specific to the reporting units; whereas the GPC method captured market-specific factors using a reasonably similar set of guideline public companies. The results of our annual impairment assessment determined that the estimated fair values of each of our goodwill reporting units exceeded each of their carrying values by a significant amount. See Note 8- Goodwill, to our consolidated financial statements.

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
Investments in Affiliates
We have investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. We review our investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and our intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. During the third quarter of 2024, certain of the above factors indicated an other than temporary decline in value of one of our minority investments in North America. Critical estimates in the determination of the fair value include, but are not limited to, future expected cash flows, revenue growth, and discount rates. If we used different methods or factors to estimate fair value, the amount of recorded impairment and the carrying value of our investments could differ. Please refer to Note 10- Impairments and Note 11- Investments in Affiliates and Variable Interest Entities to our consolidated financial statements for further details.
Contingencies
We are a party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, and we make provisions for potential liabilities arising from such claims when we deem them probable and reasonably estimable. These estimates of probable loss have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings" and Note 20- Commitments and Contingencies to our consolidated financial statements.
Indemnifications
We have provided certain indemnifications in connection with our divestitures. In some instances, we have recorded indemnification liabilities upon inception measured at fair value in accordance with ASC 460, Guarantees and ASC 450, Contingencies. The estimates to determine the fair value prioritize observable inputs in accordance with ASC 820, Fair Value Measurement. Our estimation techniques often employ probability weighting, assigning probabilities to various outcomes and weighting the associated costs accordingly, based on consultations with internal experts. Changes in these assumptions and estimates could impact the recorded liability. During the fourth quarter of 2024, in connection with the sale of our 50% interest in BP Bunge Bioenergia, we agreed to indemnify BP against future losses associated with certain legal claims as defined in the share purchase agreement. As a consequence, we recognized a liability of $95 million. Refer to Note 20- Commitments and Contingencies to our consolidated financial statements for further details.
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the amount of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby decreasing income tax expense. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby increasing income tax expense. During 2024, we increased valuation allowances by $5 million, primarily attributable to current year operations offset by currency movement in certain jurisdictions.
The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2024, we had recorded uncertain tax positions of $75 million in our consolidated balance sheet. For additional information on income taxes, please refer to Note 14- Income Taxes to our consolidated financial statements.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, as well as other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil and Europe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2024, the allowance for recoverable taxes was $25 million. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
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
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews, and specific focus on counterparties or groups of counterparties that we may determine as high risk. We have reduced exposures and associated position limits in certain cases.
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

	Year Ended December 31, 2024		Year Ended December 31, 2023
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$762	$(76)	$459	$(46)
Lowest daily aggregated position value	$(407)	$(41)	$(502)	$(50)
Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, inflationary pressure, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately three years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
Energy Risk
We purchase various energy commodities such as electricity, natural gas, and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk, including inflationary pressures. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, including to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
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

The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2024, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated as analogous to equity for accounting purposes. As a result, foreign exchange gains and losses on these borrowings are excluded from the determination of Net income and recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Included in Other comprehensive (loss) income are foreign exchange losses of $101 million and foreign exchange gains of $111 million for the year ended December 31, 2024 and 2023, respectively, related to permanently invested intercompany loans. Activity in the twelve months ended December 31, 2024 includes reclassification of $133 million in foreign exchange losses from Other comprehensive (loss) income to Other income (expense) - net, net of tax of zero, related to the disposition of BP Bunge Bioenergia. See Note 2 - Acquisitions and Dispositions to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2024, was $6,249 million with a carrying value of $6,238 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at December 31, 2024, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $44 million in our interest expense on our variable rate debt at December 31, 2024. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to interest rates.
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

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-71 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Global SA

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bunge Global SA and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes and the schedule listed in the Index at Item 15 as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 20, 2025

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2025 Annual Meeting.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2025 Annual Meeting under the captions "Election of Directors," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Structure and Size," "Corporate Governance-Board Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Principles and Code of Conduct," "Insider Trading Policy" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Information About Our Executive Officers and Key Employees," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2025 Annual Meeting under the captions "Executive Compensation Highlights," "Director Compensation," "Human Resources and Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2025 Annual Meeting under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our long-term incentive plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2025 Annual Meeting under the captions "Corporate Governance-Board Independence," "Certain Relationships and Related Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2025 Annual Meeting under the caption "Appointment of Independent Auditor for U.S. Securities Law Reporting and Reelection of Statutory Auditor for Swiss Law Purposes" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
See "Index to Exhibits" set forth below.

Exhibit Number		Description
2.1	+++	Business Combination Agreement, dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited and the Sellers as defined and listed therein (incorporated by reference from Bunge Limited’s Form 8-K filed on June 15, 2023)
2.2		Agreement and Plan of Merger, dated as of October 31, 2023, by and among Bunge Limited, Horizon Merger Company Limited and Bunge Global S.A. (incorporated by reference from Bunge Limited’s Form 8-K filed November 1, 2023)
2.3	+++	Amendment, dated April 10, 2024, to the Business Combination Agreement dates as of June 13, 2023, by and among Bunge Limited, Viterra Limited and the Sellers as defined and listed therein (incorporated by reference from the Registrant's Form 10-Q filed April 24, 2024)
3.1		Articles of Association of Bunge Global SA, as amended, effective December 6, 2024 (incorporated by reference from the Registrant’s Form 8-K filed on December 9, 2024)
3.2		Organizational Regulations, dated as of October 31, 2023 (incorporated by reference from the Registrant’s Form 8-K12G3 filed on November 1, 2023)
4.1		The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.2	*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Sixth Amended and Restated Pooling Agreement, dated as of August 31, 2020, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference from Bunge Limited's Form 10-K filed February 19, 2021)

10.2	Twenty-Fifth Amendment to Receivables Transfer Agreement, dated May 21, 2024, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 10-Q filed on August 1, 2024)

Exhibit Number		Description
10.3		Twenty-Sixth Amendment to Receivables Transfer Agreement, dated September 30, 2024, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Bunge Agribusiness Iberica, S.L.U., as New Spanish Originator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 10-Q filed on October 30, 2024)
10.4		Twenty-Seventh Amendment to Receivables Transfer Agreement, dated December 3, 2024, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 5, 2024)
10.5	+++	Eighth Amended and Restated Receivables Transfer Agreement, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, Bunge Global SA, as Performance Undertaking Provider, and the persons from time to time party thereto as Conduit Purchasers, Committed Purchasers and Purchaser Agents (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)
10.6		Unadjusted Applicable Margin Letter, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Bunge Global SA, as Performance Undertaking Provider, Coöperatieve Rabobank U.A., as Administrative Agent and a Purchaser Agent, and the Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)
10.7		Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.8		Second Amendment to the Servicing Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)
10.9		Third Amendment to the Servicing Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)
10.10		Amended and Restated Performance and Indemnity Agreement, dated June 21, 2023, by and among Bunge Limited and Bunge Global SA, as Performance Undertaking Provider and Coöperatieve Rabobank U.A., as Administrative Agent to the Receivables Transfer Agreement dated June 1, 2011, as amended (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.11
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
10.12
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

10.13	++	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)
10.14		First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)
10.15		Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.16	++	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)
10.17		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)
10.18
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

10.19
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

10.20		Credit Agreement, dated as of July 7, 2023, by and among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Lead Arranger, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on July 11, 2023)
10.21		Guaranty, dated as of July 7, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to CoBank, ACB, as Administrative Agent under the Credit Agreement incorporated as Exhibit 10.20 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed July 11, 2023)
10.22
Revolving Credit Agreement, dated as of March 1, 2024, among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Bank of America, N.A., Bank of Montreal, BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Crédit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Mizuho Bank, Ltd. and Wells Fargo Bank, N.A., as Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on March 6, 2024)

10.23		Guaranty, dated as of March 1, 2024, by Bunge Global SA to JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent under the Revolving Credit Agreement incorporated as Exhibit 10.22 hereto (incorporated by reference from the Registrant’s Form 8-K filed on March 6, 2024)

Exhibit Number		Description
10.24	+++	Second Amendment Agreement to Facility Agreement, dated as of June 21, 2023, by and among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, BNP Paribas, as Sustainability Co-ordinator, Natixis, as Lead Sustainability Co-ordinator, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.25		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Administrative Agent to the Facility Agreement incorporated as Exhibit 10.24 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.26		First Amended and Restated Revolving Credit Agreement, dated as of April 12, 2024, by and among Bunge Limited Finance Corp., as Borrower, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch and U.S. Bank National Association, as Co-Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on April 16, 2024)
10.27		First Amended and Restated Guaranty, dated as of April 12, 2024, by Bunge Global SA, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent under the First Amended and Restated Revolving Credit Agreement incorporated as Exhibit 10.26 hereto (incorporated by reference from the Registrant’s Form 8-K Form 8-K filed on April 16, 2024)
10.28		Second Amendment to Term Loan Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.29		Second Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Administrative Agent under the Term Loan Agreement incorporated as Exhibit 10.28 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.30		First Amended and Restated Term Loan Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, Bank of America, N.A., BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., PNC Bank, National Association, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, Truist Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.31		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent to the First Amended and Restated Term Loan Agreement incorporated as Exhibit 10.30 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.32	+++	First Amended and Restated Facility Agreement, dated as of March 1, 2024, by and among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, Natixis and BNP Paribas, as Sustainability Co-ordinators, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed March 6, 2024)
10.33		Accordion Increase Certificate, dated as of March 1, 2024, under the First Amended and Restated Facility Agreement incorporated as Exhibit 10.32 hereto (incorporated by reference from the Registrant’s Form 8-K filed on March 6, 2024)
10.34		First Amendment and Waiver Agreement, dated as of March 1, 2024, under the First Amended and Restated Facility Agreement incorporated as Exhibit 10.32 hereto (incorporated by reference from the Registrant’s Form 8-K filed March 6, 2024)
10.35		First Amended and Restated Guaranty, dated as of March 1, 2024, by Bunge Global SA to Crédit Agricole Corporate and Investment Bank, as the facility agent to the First Amended and Restated Facility Agreement incorporated as Exhibit 10.32 hereto (incorporated by reference from the Registrant’s Form 8-K filed March 6, 2024)
10.36	+	Bunge 2009 Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant's Form 8-K12G3 filed November 1, 2023)
10.37	+	Form of Nonqualified Stock Option Award Agreement under the Bunge 2009 Equity Incentive Plan (incorporated by reference from Bunge Limited’s Form 10-K filed March 1, 2011)

Exhibit Number		Description
10.38	+	Bunge 2016 Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant’s Form 8-K12G3 filed November 1, 2023)
10.39	+	Form of Global Stock Option Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from Bunge Limited’s Form 10-K filed February 28, 2017)
10.40	+	Form of Global Restricted Stock Unit Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.41	+	Form of Global Performance Unit Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.42	+	Bunge 2024 Long-Term Incentive Plan (incorporated by reference from the Registrant’s Form 8-K filed on May 16, 2024)
10.43	*+	Form of Global Restricted Stock Unit Agreement under the Bunge 2024 Long-Term Incentive Plan
10.44	*+	Form of Global Performance Unit Agreement under the Bunge 2024 Long-Term Incentive Plan
10.45	+	Bunge 2017 Non-Employee Directors Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant’s Form 8-K12G3 filed November 1, 2023)
10.46	+	Form of Restricted Stock Unit Award Agreement under the Bunge 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.47	+	Bunge Excess Benefit Plan effective January 1, 2009, and amendments thereto through January 1, 2023 (frozen plan as of December 31, 2022) (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.48	+	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2023) (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.49	+	Bunge Supplemental Excess Contribution Plan effective January 1, 2018, and amendment thereto through January 1, 2020 (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.50	+	Bunge Employee Deferred Compensation Plan effective January 1, 2008, and amendment thereto through November 1, 2023 (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.51	+	Bunge Annual Incentive Plan effective January 1, 2023, and amendment thereto through November 1, 2023 (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)
10.52	+	Bunge Executive Severance Plan (incorporated by reference from Bunge Limited’s Form 10-Q filed on July 27, 2022)
10.53	+
Executive Employment Agreement, dated as of December 20, 2023, between Bunge Management Services, Inc. and Gregory A. Heckman (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)

10.54	+
Executive Employment Agreement, dated as of December 20, 2023, between Bunge Management Services, Inc. and John W. Neppl (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)

19.1	*	Insider Trading Policy
21.1	*	Subsidiaries of the Registrant
22.1	*	Subsidiary Issuers of Guaranteed Securities
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Global SA's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Global SA's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	**	Certification of Bunge Global SA's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	**	Certification of Bunge Global SA's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
97.1		Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference from the Registrant’s Form 10-K filed February 22, 2024)

Exhibit Number		Description
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
Subsidiary Issuers of Guaranteed Securities

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+++	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

BUNGE GLOBAL SA
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2022
Allowances for doubtful accounts(a)	$132	66	5	(67)	(c)	$136
Allowances for secured advances to suppliers(d)	$39	13	3	(12)		$43
Allowances for recoverable taxes	$44	3	1	(12)		$36
Income tax valuation allowances	$297	17	(7)	(38)		$269
FOR THE YEAR ENDED DECEMBER 31, 2023
Allowances for doubtful accounts(a)	$136	71	3	(74)	(c)	$136
Allowances for secured advances to suppliers(d)	$43	9	3	(16)		$39
Allowances for recoverable taxes	$36	14	2	(17)		$35
Income tax valuation allowances	$269	391	2	(72)		$590
FOR THE YEAR ENDED DECEMBER 31, 2024
Allowances for doubtful accounts(a)	$136	51	(11)	(63)	(c)	$113
Allowances for secured advances to suppliers(d)	$39	5	(8)	(4)		$32
Allowances for recoverable taxes	$35	6	(7)	(9)		$25
Income tax valuation allowances	$590	41	(16)	(20)		$595

(a)Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)Consists primarily of foreign currency translation adjustments.

(c)Includes write-offs of uncollectible accounts and recoveries.

(d)Includes allowances for secured advances to suppliers for current and non-current secured advances.
E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Global SA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bunge Global SA and subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity and redeemable noncontrolling interests, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company records agricultural commodity inventories, referred to as readily marketable inventories (RMI), and physically settled forward purchase and sale contracts at fair value with changes in fair value recorded in earnings as a component of cost of goods sold. The Company values RMI and physically settled forward purchase and sale contracts primarily using Level 1 inputs, such as public exchange quotes of commodity futures, broker or dealer quotations. A portion of the value, however, is derived using significant unobservable inputs referred to as Level 3 inputs, such as management estimates regarding costs of transportation and other location-related adjustments in Brazil, that involve significant judgment by management.

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
•We made selections of RMI and physically settled forward purchase and sale contracts to test Level 3 inputs and performed the following:
◦We evaluated the reasonableness of the Level 3 inputs by reference to third-party data, information produced by the entity, and inquires of management, as well as evaluated the qualifications of third party brokers.
◦We searched for contradictory evidence to Level 3 inputs based on third party data, and our knowledge of the commodities market and inquiries of management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 20, 2025
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$53,108	$59,540	$67,232
Cost of goods sold	(49,715)	(54,695)	(63,550)
Gross profit	3,393	4,845	3,682
Selling, general and administrative expenses	(1,776)	(1,715)	(1,369)
Interest income	163	148	71
Interest expense	(471)	(516)	(403)
Foreign exchange (losses) gains — net	(189)	20	(11)
Other income (expense) — net	442	129	(9)
(Loss) income from affiliates	(38)	140	105
Income before income tax	1,524	3,051	2,066
Income tax expense	(336)	(714)	(388)
Net income	1,188	2,337	1,678
Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(51)	(94)	(68)
Net income attributable to Bunge shareholders (Note 23)	$1,137	$2,243	$1,610
Earnings per share—basic (Note 23)
Net income attributable to Bunge shareholders - basic	$8.09	$15.07	$10.83
Earnings per share—diluted (Note 23)
Net income attributable to Bunge shareholders - diluted	$7.99	$14.87	$10.51
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,188	$2,337	$1,678
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(929)	341	12
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $5, $(3), and $(2)	127	(99)	(81)
Pension adjustment, net of tax benefit (expense) of $4, $3, and $(5)	(24)	(18)	40
Reclassification of realized net losses to net income, net of tax (benefit) expense of $(2), $3, and $12	146	99	122
Total other comprehensive (loss) income	(680)	323	93
Total comprehensive income	508	2,660	1,771
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(19)	(100)	(46)
Comprehensive loss attributable to acquisition of redeemable noncontrolling interest	—	—	(15)
Total comprehensive income attributable to Bunge	$489	$2,560	$1,710

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,311	$2,602
Trade accounts receivable (less allowances of $89 and $104) (Note 4)	2,148	2,592
Inventories (Note 5)	6,491	7,105
Other current assets (Note 6)	4,008	4,051
Total current assets	15,958	16,350
Property, plant and equipment, net (Note 7)	5,254	4,541
Operating lease assets (Note 25)	932	926
Goodwill (Note 8)	453	489
Other intangible assets, net (Note 9)	321	398
Investments in affiliates (Note 11)	779	1,280
Deferred income taxes (Note 14)	645	773
Other non-current assets (Note 12)	557	615
Total assets	$24,899	$25,372
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 17)	$875	$797
Current portion of long-term debt (Note 17)	669	5
Trade accounts payable (includes $388 and $823 carried at fair value)	2,777	3,664
Current operating lease obligations (Note 25)	286	308
Other current liabilities (Note 13)	2,828	2,913
Total current liabilities	7,435	7,687
Long-term debt (Note 17)	4,694	4,080
Deferred income taxes (Note 14)	379	400
Non-current operating lease obligations (Note 25)	595	566
Other non-current liabilities (Note 21)	847	824
Redeemable noncontrolling interests	4	1
Equity (Note 22):
Registered shares, par value $0.01; authorized not issued—86,861,666 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2024 - 133,964,235 shares, 2023 - 145,319,668 shares	1	1
Additional paid-in capital	5,325	5,900
Retained earnings	12,838	12,077
Accumulated other comprehensive loss (Note 22)	(6,702)	(6,054)
Treasury shares, at cost; 2024—21,318,307 shares and 2023—16,109,804 shares	(1,549)	(1,073)
Total Bunge shareholders' equity	9,913	10,851
Noncontrolling interests	1,032	963
Total equity	10,945	11,814
Total liabilities, redeemable noncontrolling interest and equity	$24,899	$25,372
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,188	$2,337	$1,678
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	41	104	162
Foreign exchange loss (gain) on net debt	174	(281)	(101)
Depreciation, depletion and amortization	468	451	408
Share-based compensation expense	65	69	65
Deferred income tax (benefit) expense	(10)	(1)	(119)
Gain on sale of investments and property, plant and equipment	(205)	(4)	(6)
Results from affiliates	19	(157)	(106)
Other, net	65	117	97
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	169	256	(206)
Inventories	96	1,518	(269)
Secured advances to suppliers	207	(121)	(14)
Trade accounts payable and accrued liabilities	(538)	(939)	67
Advances on sales	51	(140)	175
Net unrealized (gains) losses on derivative contracts	262	(366)	(31)
Margin deposits	36	173	(242)
Recoverable and income taxes, net	(242)	202	(94)
Marketable securities	(36)	23	325
Beneficial interest in securitized trade receivables	—	—	(6,940)
Other, net	90	67	(398)
Cash provided by (used for) operating activities	1,900	3,308	(5,549)
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,376)	(1,122)	(555)
Proceeds from investments	887	49	326
Payments for investments	(1,285)	(69)	(321)
Settlements of net investment hedges	71	(64)	(135)
Proceeds from beneficial interest in securitized trade receivables	—	87	6,824
Proceeds from disposal of business and property, plant and equipment	8	170	508
Payments for investments in affiliates	(61)	(136)	(55)
Proceeds from sale of investments in affiliates	728	—	—
Other, net	(86)	76	(93)
Cash (used for) provided by investing activities	(1,114)	(1,009)	6,499
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	137	138	127
Proceeds from short-term debt with maturities greater than three months	1,064	1,247	1,753
Repayments of short-term debt with maturities greater than three months	(1,077)	(987)	(1,856)
Proceeds from long-term debt	2,045	1,008	300
Repayments of long-term debt	(753)	(1,176)	(1,029)
Debt issuance costs	(24)	(30)	(3)
Proceeds from the exercise of options for common shares	11	9	92
Repurchases of registered or common shares	(1,100)	(600)	(200)
Dividends paid to registered, common or preference shareholders	(378)	(383)	(349)
Sale of noncontrolling interest	—	—	542
Acquisition of redeemable noncontrolling interest and noncontrolling interest	—	—	(102)
Settlement of cross currency swap	—	(79)	—
Capital contributions from (Return of capital to) noncontrolling interest	53	56	6
Other, net	(68)	(59)	(50)
Cash used for financing activities	(90)	(856)	(769)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	9	28	66
Net increase in cash and cash equivalents, restricted cash, and cash held for sale	705	1,471	247
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	2,623	1,152	905
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$3,328	$2,623	$1,152
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net (loss) income	(1)	—	—	—	—	—	1,137	—	52	1,189
Other comprehensive loss	—	—	—	—	—	—	—	(648)	(32)	(680)
Redemption value adjustment	2	—	—	—	—	—	(2)	—	—	(2)
Dividends on registered shares, $2.72 per share	—	—	—	—	—	—	(373)	—	—	(373)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution from noncontrolling interest	2	—	—	—	—	(2)	—	—	53	51
Share-based compensation expense		—	—	—	—	65	—	—	—	65
Cancellation of treasury shares	—	—	—	(6,146,930)	572	(572)	—	—	—	—
Repurchase of registered shares	—	(12,150,763)	—	12,150,763	(1,100)	—	—	—	—	(1,100)
Issuance of registered shares, including stock dividends	—	795,330	—	(795,330)	52	(66)	(1)	—	—	(15)
Balance, December 31, 2024	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945

		Common Shares		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	149,907,932	$1	—	$—	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956
Net (loss) income	(1)	—	—	—	—	—	—	—	2,243	—	95	2,338
Other comprehensive income	—	—	—	—	—	—	—	—	—	317	6	323
Redemption value adjustment	(2)	—	—	—	—	—	—	—	2	—	—	2
Dividends on common shares, $2.6125 per share	—	—	—	—	—	—	—	—	(386)	—	—	(386)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	56	56
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	—	—	69	—	—	—	69
Cancellation of common shares and issuance of registered shares	—	(145,287,978)	(1)	145,287,978	1	—	—	—	—	—	—	—
Cancellation of treasury shares	—	—	—	—	—	(8,102,179)	845	(845)	—	—	—	—
Repurchase of common shares	—	(5,407,861)	—	—	—	5,407,861	(600)	—	—	—	—	(600)
Issuance of registered or common shares, including stock dividends	—	787,907	—	31,690	—	(31,690)	2	(16)	(4)	—	—	(18)
Balance, December 31, 2023	$1	—	$—	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814

		Convertible Preference Shares		Common Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	16,726,697	$(1,120)	$5,590	$8,979	$(6,471)	$156	$7,825
Net income	13	—	—	—	—	—	—	—	1,610	—	55	1,665
Other comprehensive income (loss)	(24)	—	—	—	—	—	—	—	—	115	2	117
Redemption value adjustment	1	—	—	—	—	—	—	—	—	—	—	—
Dividends on common shares,$2.40 per share	—	—	—	—	—	—	—	—	(362)	—	—	(362)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Capital contribution from noncontrolling interest	—	—	—	—	—		—	—	—	—	6	6
Sale of noncontrolling interest	—	—	—	—	—		—	247	—	—	295	542
Acquisition of redeemable noncontrolling interest	(367)	—	—	—	—	—	—	45	—	(15)	235	265
Share-based compensation expense	—	—	—	—	—	—	—	65	—	—	—	65
Repurchase of common shares	—	—	—	(2,109,115)	—	2,109,115	(200)	—	—	—	—	(200)
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	—	—	690	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	2,096,302	—	—	—	55	(5)	—	—	50
Balance, December 31, 2022	$4	—	$—	149,907,932	$1	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business—On November 1, 2023, Bunge Global SA completed the change of jurisdiction of incorporation of its group holding company from Bermuda to Switzerland (the "Redomestication"). The Redomestication, as approved by our shareholders, was effected pursuant to a scheme of arrangement under Bermuda law. Each common share of Bunge Limited, par value $0.01 per share, was cancelled in exchange for an equal number of registered shares of Bunge Global SA, par value $0.01 per share (the "registered shares"). The registered shares began trading on the New York Stock Exchange (the "NYSE") under the symbol "BG" on November 1, 2023, which is the same symbol under which the Bunge Limited shares were previously traded. References to the term "shares" refer to Bunge Limited common shares prior to the Redomestication and to Bunge Global SA registered shares after the Redomestication, unless otherwise specified. See Note 22- Equity for further information.
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
Sugar and Bioenergy—Bunge's Sugar and Bioenergy segment primarily consists of results from the Company's previously owned 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP"). On October 1, 2024, Bunge completed the sale of our 50% ownership share in BP Bunge Bioenergia to BP. Prior to the sale, the joint venture operated in the ethanol, biopower, and sugar markets in Brazil. BP Bunge Bioenergia operated on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. Bunge accounted for its interest in the joint venture under the equity method of accounting. See Note 2- Acquisitions and Dispositions for further details regarding the Company's disposition of BP Bunge Bioenergia.
Argentina
Bunge has significant operating subsidiaries in Argentina. Argentina has experienced hyperinflation, high fiscal deficit and negative Gross Domestic Product ("GDP") growth in recent years. Throughout 2023 and 2022, Argentina’s government has

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
published multiple Emergency Decrees, certain of which have introduced preferential U.S. dollar to Argentine peso foreign exchange rates (collectively referred to as the "Export Programs"). Preferential exchange rates under the Export Programs were available exclusively during specific periods of time to be used on qualifying Argentine peso denominated purchases of certain commodities and payment of export duties. The Export Programs were aimed at boosting farmer selling and in turn commodity exports generating an influx of foreign currency. During the periods covered by the Export Programs, qualifying commodity prices in Argentine pesos were directly impacted by the preferential rates. Transactions related to these Export Programs were accounted for at the preferential rate. There were no transactions accounted for utilizing a preferential rate for the year ended December 31, 2024.
Ukraine-Russia War
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates both a corn milling facility and an oilseed processor in Ukraine via joint ventures. As of December 31, 2024, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise less than 3% of Bunge’s consolidated Total assets and Total liabilities, respectively.
In the year ended December 31, 2024, the Company recognized insurance recoveries related to the war of $58 million which were recorded in Cost of goods sold in the consolidated statements of income. The recoveries included $52 million attributable to business interruption and $6 million attributable to property damage. No impairments or charges related to the war were recorded during the year ended December 31, 2024. However, the scope, intensity, duration, and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian operations.
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
Reclassifications—Effective January 1, 2024, the Company changed its reporting of purchases and sales activity within the readily marketable inventories Level 3 reconciliation to align with the Company's value chain trade flows and intended use, which had no net impact on Level 3 readily marketable inventories period end balances. Prior period activity has been reclassified to conform to current presentation. See Note 15- Fair Value Measurements for further details regarding the reclassification.
Further, effective January 1, 2023, the Company changed its reporting of cash proceeds from and repayments of short-term debt with maturities of three months or less to be presented on a net basis in its consolidated statements of cash flows. Prior to January 1, 2023, the Company presented cash proceeds from and repayments of short-term debt with maturities of three months or less separately in its consolidated statements of cash flows. Prior period amounts have been reclassified to conform to current presentation.

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
However, the Company also engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which Bunge generally obtains U.S. dollar and foreign currency denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, and time deposits denominated in U.S. dollars and foreign currencies, as well as foreign exchange forward contracts and other programs in which trade related payables are set-off against receivables, when all related assets and liabilities are subject to legally enforceable set-off agreements and the criteria of Accounting Standards Codification ("ASC") 210-20, Offsetting, has been met. Cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
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

	December 31,
(US$ in millions)	2024	2023	2022
Cash and cash equivalents	$3,311	$2,602	$1,104
Restricted cash included in Other current assets	17	21	26
Cash and cash equivalents in Assets held for sale	—	—	22
Total	$3,328	$2,623	$1,152

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
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, primarily including soybeans, soybean meal, soybean oil, corn, softseeds and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets, and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
Inventories other than RMI are stated at the lower of cost or net realizable value by inventory product class. Cost is determined primarily using the weighted-average cost method.
Fair Value Measurements—Bunge determines fair value based on the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its RMI, derivatives, and certain other assets and liabilities based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The fair value standard describes three levels within its hierarchy that may be used to measure fair value:

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
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate exposure to market variables (see Note 16- Derivative Instruments and Hedging Activities). Additionally, commodity contracts relating to forward sales of commodities primarily in the Company’s Agribusiness segment, including but not limited to soybeans, soybean meal and oil, corn, softseeds and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
Generally, derivative instruments are recorded at fair value in Other current assets or Other current liabilities in Bunge's consolidated balance sheets. For derivatives designated as hedges, Bunge assesses at the inception of the hedge whether any such derivatives are highly effective in offsetting changes in the hedged items and, on an ongoing basis, qualitatively or quantitatively tests whether that assertion is still met. The changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive loss and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments and non-derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. When using forward derivative contracts as hedging instruments in a net investment hedge, all changes in the fair value of the derivative are recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets.
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
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging ("ASC 815"), and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Additional information about the Company’s revenues can be found in Note 26- Segment Information.
Revenue from commodity contracts (ASC 815)—Revenue from commodity contracts primarily relates to forward sales of commodities including, but not limited to soybeans, soybean meal and oil, softseeds, corn, and wheat accounted for as derivatives at fair value under ASC 815, primarily in the Company’s Agribusiness segment. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g., the price of soybeans), a notional amount (e.g., metric tons), no initial net investment, and can be net settled since the commodity is readily convertible to cash. Bunge generally does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts. Certain of the Company’s sales in its Refined and Specialty Oils and Milling segments also qualify as derivatives, primarily sales of commodities like bulk soybean and canola oil.
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
Revenue from contracts with customers (ASC 606)—Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Company's Refined and Specialty Oils and Milling segments through the sale of refined edible oil-based products such as packaged vegetable oils, shortenings, margarines, and mayonnaise; milled grain products such as wheat flours, bakery mixes, and corn-based products; and fertilizer products. These sales are accounted for under ASC 606 as these sales arrangements do not meet the criteria to be considered derivatives under ASC 815. These revenues are measured based on consideration specified in a contract with a customer and exclude sales taxes, discounts related to promotional programs, and amounts collected on behalf of third parties. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when significant risks and rewards transfer to the customer. Sales terms provide for transfer of control of a product either at the time and point of shipment or at the time and point of delivery and acceptance of the product being sold. In contracts that do not specify the timing of transfer of legal title or transfer of significant risks and rewards of ownership, judgment is required in determining the timing of transfer of control. In such cases, the Company considers standard business practices and the relevant laws and regulations applicable to the transaction to determine when the significant risks and rewards of ownership are transferred.
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
Share-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 24- Share-based Compensation). Bunge accounts for share-based compensation based on the grant date fair value. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.
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
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $30 million, $35 million, and $33 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Regional social and economic development—Bunge receives tax credits from foreign state governments on the sale of eligible products. The program is valid through 2032 and contains recapture features if Bunge fails to meet program requirements, including job creation and production levels. For the years ended December 31, 2024, 2023, and 2022, Bunge recorded program tax credits of $129 million, $176 million and $205 million in Net sales in the consolidated statements of income, respectively. At December 31, 2024, and December 31, 2023, Bunge recognized a $12 million and $13 million reduction to Other current liabilities, respectively, in the consolidated balance sheets related to benefits not yet realized.
Clean energy—Bunge receives cash grants from a governmental agency from the sale of clean energy. The program is valid through 2032 and contains recapture features if the Company does not follow program production efficiency requirements. For the years ended December 31, 2024, 2023, and 2022, Bunge recorded program related cash grants of $23 million, $24 million and $19 million in Cost of goods sold in the consolidated statements of income, respectively. At December 31, 2024, and 2023, Bunge recognized a $4 million and $1 million increase to Trade accounts receivable, respectively, in the consolidated balance sheets related to benefits not yet realized.
Recently Adopted Accounting Pronouncements
In the fourth quarter of 2024, the Company adopted Accounting Standards Update ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"), which requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker ("CODM"), as identified for purposes of segment determination. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The adoption of this guidance resulted in expanded disclosures in Note 26- Segment Information.
New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Entities can

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.1 billion as of December 31, 2024 and receive approximately $2.0 billion in cash (collectively the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
In connection with the execution of the Business Combination Agreement, Bunge secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, Bunge completed the sale and issuance of three tranches of unsecured senior notes ("Senior Notes") for an aggregate principal amount of $2.0 billion. See Note 17- Debt for further information. As a result of the Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion with $6.0 billion available as of December 31, 2024. Bunge intends to use a portion of the proceeds from the Acquisition Financing and Senior Notes issuance to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.
Also, in the third quarter of 2024, Bunge's wholly-owned subsidiary, Bunge Limited Finance Corp. ("BLFC"), commenced offers (the "US Exchange Offers") to exchange all outstanding notes of certain series issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In addition, in the third quarter of 2024, Viterra commenced a consent solicitation (the "European Consent Solicitation") to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V. ("BFE"), a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. The US

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Exchange Offers and European Consent Solicitation are conditioned, among other things, upon the consummation of the Acquisition. See Note 17- Debt for further information.
The Acquisition is subject to the satisfaction of regulatory approvals and other customary closing conditions. The Acquisition is expected to receive the remaining regulatory approvals and close in the next few months. The Business Combination Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.
Additionally, on June 12, 2023, in contemplation of the Business Combination Agreement, Bunge Limited's Board of Directors approved the expansion of an existing share repurchase program resulting in an aggregate purchase authorization of $2.0 billion for the repurchase of Bunge's issued and outstanding shares. On November 13, 2024, Bunge Global SA's Board of Directors authorized the repurchase of an additional $500 million of its issued and outstanding registered shares. During the period June 13, 2023 through December 31, 2024, Bunge repurchased 17,558,624 shares for $1.7 billion. Therefore, as of December 31, 2024, an aggregate purchase authorization of $800 million remains outstanding for repurchases under the program. See Note 22- Equity for further details on share repurchases.
Espaçogrãos Grain Elevators
On November 30, 2023, Bunge entered into purchase and sale agreements with Espaçogrãos to acquire three grain elevators and related assets ("Silos") for total cash consideration of approximately $71 million, inclusive of $35 million of advance payments expected prior to the close. Advance payments are refundable under certain conditions, including in the event closing does not occur. The Silos are located in the Brazilian cities of Nova Mutum, Matupa and Alta Floresta. In the second quarter of 2024, Bunge closed on the Nova Mutum Silo and the remaining asset acquisitions are expected to close separately per each agreement in the first half of 2025, subject to certain closing conditions.
CJ Latam and Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, "CJ") for a total cash consideration of approximately $510 million to be adjusted for net debt, plus an additional sum in consideration for the value of net working capital. Operations of CJ primarily consist of an oilseed processing facility located in Brazil. Bunge expects to finance the transaction through cash from operations and existing financing facilities. The acquisition is expected to close in early 2025, subject to customary closing conditions.
Fuji Oils New Orleans, LLC Port Based Refinery
On April 14, 2023, Bunge, through its 80% ownership of Bunge Loders Croklaan joint venture with IOI Corporation Berhad, completed its purchase of Fuji Oils New Orleans, LLC's port-based refinery. The refinery is located in International-Matex Tank Terminals' Avondale Terminal, in Avondale, Louisiana in the United States. Cash consideration for the asset acquisition of $181 million was allocated to Property, plant and equipment, net ($220 million), inclusive of a finance lease right of use asset ($52 million), long-term finance lease obligations ($41 million) included in Long-term debt and Current portion of long-term debt, and other net working capital ($2 million).

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dispositions
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement with BP Biofuels Brazil Investment Limited ("BP") to sell its 50% ownership share in BP Bunge Bioenergia. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement for a total net amount of $828 million in consideration inclusive of certain closing adjustments for the value of net working capital and net debt, among other items. As of December 31, 2024, $728 million in cash consideration had been received and recorded as a cash inflow within Proceeds from investments in affiliates on the consolidated statement of cash flows. Also, per the terms of the agreement, a $100 million deferred payment, received in early 2025 and applied to the consideration of the transaction, has been recorded within Other current assets on the consolidated balance sheet.
In connection with the transaction, Bunge has agreed to indemnify BP against future losses associated with certain legal claims as defined in the share purchase agreement. As a consequence, Bunge recognized a liability of $95 million in accordance with ASC 460, Guarantees and ASC 450, Contingencies. See Note 20- Commitments and Contingencies for more information.
The disposal group included Investments in affiliates of $385 million and a $142 million release of Accumulated other comprehensive loss, among other items, reported under the Sugar and Bioenergy segment. The transaction close resulted in a pretax gain on sale of $195 million, which was recorded within Other income (expense) - net, in the consolidated statement of income for the year ended December 31, 2024.
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA, whereby Bunge will divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"), in exchange for approximately $300 million plus up to $40 million in contingent payments, subject to certain purchase price adjustments. BISA operates three industrial facilities in the Iberian Peninsula. The transaction is expected to close in early 2025, subject to customary closing conditions.
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
In connection with the transaction, Bunge agreed to indemnify the Buyer against certain legal claims involving Bunge's Russian subsidiary. Management has assessed the likelihood of any loss related to claims covered by the indemnity as remote, and recognized a liability in accordance with ASC 460, Guarantees. See Note 20- Commitments and Contingencies for more information.

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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the years ended December 31, 2024, 2023, and 2022, net returns from these activities were $58 million, $36 million, and $32 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying consolidated statements of income. As of December 31, 2024, and 2023, time deposits and LCs of $6,914 million and $6,880 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2024, and 2023, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.22% and 5.77%, respectively. During the years ended December 31, 2024, 2023, and 2022, total net proceeds from discounting of LCs were $6,799 million, $6,730 million, and $5,826 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of December 31, 2024, and 2023. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's consolidated balance sheets as of December 31, 2024, and 2023 are included in Note 16- Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the years ended December 31, 2024, 2023, and 2022.
4. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable are as follows:

	Twelve Months Ended December 31, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	50	1	51
Recoveries	(48)	(2)	(50)
Write-offs charged against the allowance	(11)	(2)	(13)
Foreign exchange translation differences	(6)	(5)	(11)
Allowance as of December 31, 2024	$89	$24	$113
(1)Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Twelve Months Ended December 31, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	71	—	71
Recoveries	(57)	(2)	(59)
Write-offs charged against the allowance	(2)	(13)	(15)
Foreign exchange translation differences	2	1	3
Allowance as of December 31, 2023	$104	$32	$136
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
The Program provides for funding of up to $1.5 billion and from time to time with the consent of the administrative agent, Bunge may request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $1 billion pursuant to an accordion provision. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on December 16, 2025, with a feature that permits Bunge to request 364-day extensions. The Program includes sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance relative to certain sustainability targets, including, but not limited to, science-based targets ("SBTs") that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.
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
At November 16, 2022, the effective date of the amended Program, $741 million of sold receivables were repurchased through a non-cash investing exchange of the DPP. As of December 31, 2024, the Company has collected substantially all of the repurchased receivables.

	December 31,
(US$ in millions)	2024	2023
Receivables sold which were derecognized from Bunge's balance sheet	$1,148	$1,230
Receivables pledged to the administrative agent and included in Trade accounts receivable	$123	$343
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2024	2023	2022
Gross receivables sold	$12,490	$11,669	$17,248
Proceeds received in cash related to transfer of receivables (1)	$12,442	$11,615	$16,340
Cash collections from customers on receivables previously sold	$12,572	$11,539	$17,450
Discounts related to gross receivables sold included in SG&A	$48	$54	$23
(1)Prior to November 16, 2022, the Company recognized these proceeds net of the DPP, consisting of a receivable from the Purchasers that entitled the Company to certain collections on the receivable. The Company recognized the collection of the DPP in net cash provided by investing activities in the consolidated statements of cash flows. As a result of the November 16, 2022 amendment, Bunge reports collections on newly originated, unsold receivables held by BSBV as operating cash flows in the consolidated statements of cash flows.
Non-cash activity for the Program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVENTORIES
Inventories by reportable segment and Corporate and Other consist of the following:

	December 31,
(US$ in millions)	2024	2023
Agribusiness	$5,090	$5,830
Refined and Specialty Oils	1,188	1,096
Milling	209	175
Corporate and Other	4	4
Total	$6,491	$7,105
RMI by reportable segment consist of the following:

	December 31,
(US$ in millions)	2024	2023
Agribusiness(1)	$4,819	$5,519
Refined and Specialty Oils	339	302
Milling	66	16
Total	$5,224	$5,837
(1)The Company engages in trading and distribution, or merchandising activities. Included in RMI is $3,612 million and $4,242 million attributable to merchandising activities at December 31, 2024 and 2023, respectively.
6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2024	2023
Unrealized gains on derivative contracts, at fair value	$1,286	$1,481
Prepaid commodity purchase contracts (1)	216	320
Secured advances to suppliers, net (2)	239	462
Recoverable taxes, net	315	378
Margin deposits	579	618
Marketable securities and other short-term investments (3)	484	105
Income taxes receivable	122	54
Prepaid expenses	164	346
Restricted cash	17	21
Disposition receivable (4)	100	—
Insurance recovery receivable (5)	52	—
Other	434	266
Total	$4,008	$4,051

(1)Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 19- Related Party Transactions.
(2)Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers' production costs, primarily to secure the origination of soybeans for Bunge's soybean processing facilities in Brazil.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The balance includes certain advance payments on contracts with various unconsolidated investees see Note 19- Related Party Transactions. Bunge does not bear any of the costs or operational risks associated with growing the related crops. The ability of Bunge's counterparties to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are in turn affected by commodity prices, currency exchange rates, crop input costs, and crop quality and yields. As a result, the advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold.
The secured advances to suppliers are reported net of allowances of $5 million and $8 million at December 31, 2024 and 2023, respectively. Bunge periodically evaluates the collectability of its secured advances to suppliers and records allowances if it determines that collection is doubtful. Bunge bases the Company’s determination of the allowance on analyses of the credit quality of individual accounts, also considering the economic and financial condition of the farming industry and other market conditions, as well as the value of any collateral related to amounts owed. Bunge continuously reviews defaulted supplier receivables for impairment on an individual account basis. Bunge considers all accounts in legal collection processes to be defaulted and past due. For such accounts, Bunge determines the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), Bunge considers changes in farm economic conditions and other market conditions, Bunge’s historical experience related to renegotiated accounts, and the fair value of collateral in determining the allowance for doubtful accounts.
Interest earned on secured advances to suppliers of $25 million, $25 million, and $22 million, for the years ended December 31, 2024, 2023, and 2022, respectively, is included in Net sales in the consolidated statements of income.
(3) Marketable securities and other short-term investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.

	December 31,
(US$ in millions)	2024	2023
Foreign government securities	$229	$39
Certificate of deposits/time deposits	136	—
Equity securities	21	28
Other	98	38
Total marketable securities and other short-term investments	$484	$105
As of December 31, 2024 and 2023, $386 million and $67 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the years ended December 31, 2024, 2023, and 2022, unrealized gains/(losses) of $9 million, zero, and $(140) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at December 31, 2024, 2023, and 2022.
(4) On October 1, 2024, Bunge completed the sale of our 50% ownership share in BP Bunge Bioenergia to BP. In connection with the sale, a disposition receivable of $100 million was recorded at December 31, 2024 and collected in early 2025. See Note 2- Acquisitions and Dispositions for further information.
(5)In the year ended December 31, 2024, the Company recognized an insurance recovery related to the Ukraine-Russia war of $52 million attributable to business interruption. See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies for further information.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following:

	December 31,
(US$ in millions)	2024	2023
Land	$388	$399
Buildings	1,970	1,909
Machinery and equipment	5,473	5,262
Furniture, fixtures and other	667	640
Construction in progress	1,533	1,017
Gross book value	10,031	9,227
Less: accumulated depreciation and depletion	(4,777)	(4,686)
Property, plant and equipment, net	$5,254	$4,541
Bunge's paid and accrued capital expenditures amounted to $1,400 million, $1,192 million, and $593 million during the years ended December 31, 2024, 2023, and 2022, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $40 million, $19 million, and $3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation and depletion expense was $431 million, $390 million, and $363 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment. Critical estimates in the determination of fair value under the market approach include, but are not limited to, determination of the guideline public companies and selection of the market multiples.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2023	$211	$300	$89	$—	$600
Additions	2	—	—	—	2
Disposals	—	—	—	—	—
Foreign currency translation	(19)	(9)	(13)	—	(41)
Balance at December 31, 2024	194	291	76	—	561

Accumulated impairment losses:
Balance at December 31, 2023	(2)	(106)	(3)	—	(111)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	3	—	—	3
Balance at December 31, 2024	(2)	(103)	(3)	—	(108)

Net carrying value at December 31, 2024	$192	$188	$73	$—	$453

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2022	$203	$292	$85	$—	$580
Disposals	—	—	—	—	—
Foreign currency translation	8	8	4	—	20
Balance at December 31, 2023	211	300	89	—	600

Accumulated impairment losses:
Balance at December 31, 2022	(2)	(105)	(3)	—	(110)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	(1)	—	—	(1)
Balance at December 31, 2023	(2)	(106)	(3)	—	(111)

Net carrying value at December 31, 2023	$209	$194	$86	$—	$489

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. OTHER INTANGIBLE ASSETS
Other intangible assets, net are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2024	2023
Gross carrying amount:
Trademarks/brands	$145	$156
Licenses	82	102
Port rights	53	68
Customer relationships	288	299
Patents	125	131
Other	36	37
	729	793
Accumulated amortization:
Trademarks/brands	(116)	(122)
Licenses	(12)	(10)
Port rights	(19)	(21)
Customer relationships	(145)	(133)
Patents	(93)	(86)
Other	(23)	(23)
	(408)	(395)
Other intangible assets, net	$321	$398
Amortization expense was $37 million, $61 million, and $41 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated future amortization expense is as follows: $36 million for 2025; $37 million for 2026; $36 million for 2027; $27 million for 2028; and $25 million for 2029.
During the year ended December 31, 2023, the Company discontinued its use of several trademarks, primarily consisting of trademarks acquired in Bunge's 2018 acquisition of Loders Croklaan. The discontinuation triggered a reassessment of the trademarks' estimated useful lives resulting in accelerated amortization through December 31, 2023. For the year ended December 31, 2023, accelerated amortization expense of $21 million was recorded to SG&A expenses within the Refined and Specialty Oils segment. For the year ended December 31, 2023, Net income attributable to Bunge included $12 million of expense (net of $5 million in tax benefit) and Net income attributable to noncontrolling interests and redeemable noncontrolling interests included $3 million of expense (net of $1 million in tax benefit) related to accelerated amortization.

10. IMPAIRMENTS
For the year ended December 31, 2024, Bunge recorded an impairment charge of $19 million in (Loss) income from affiliates associated with one of its equity method investments, see Note 11- Investments in Affiliates and Variable Interest Entities for further details.
For the year ended December 31, 2023, Bunge recorded a pre-tax fixed asset impairment charge of $37 million in Cost of goods sold associated with a North America facility. The impairment charge was recorded to the Agribusiness segment. Bunge also recorded two impairment charges to Corporate and Other. First, a $20 million impairment charge, in Other Income (expense) - net, related to the full impairment of a long-term investment held in Other non-current assets. Second, Bunge recorded an impairment charge of $16 million in (Loss) income from affiliates associated with one of its equity method investments, see Note 11- Investments in Affiliates and Variable Interest Entities for further details.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2022, Bunge recorded a pre-tax impairment charge of $103 million, in Cost of goods sold, related to the classification of our Russian operations as held-for-sale (see Note 2- Acquisitions and Dispositions) as well as $2 million related to damaged sustained to the Company's Mykolaiv port facility in Ukraine as a result of the Ukraine-Russia war. The charge was recorded as $42 million charge to the Agribusiness segment, $52 million charge to the Refined and Specialty Oils segment, and the remaining portion of the impairment charge was recorded to Corporate and Other. Bunge also recorded impairment charges of $53 million in (Loss) income from affiliates associated with two of its equity method investments, see Note 11- Investments in Affiliates and Variable Interest Entities for further details. The impairment charge was recorded to Corporate and Other.
11. INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within (Loss) income from affiliates, in the consolidated statements of income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the lives of the related assets that gave rise to them. At December 31, 2024, the aggregate of all basis differences was a debit of $134 million, including $46 million of amortizable basis difference. At December 31, 2023, the aggregate of all basis differences was a credit of $56 million, including $95 million of amortizable basis difference. The change from the prior year is primarily attributable to the sale of BP Bunge Bioenergia. At December 31, 2024, the remaining aggregate basis differences are primarily associated with equity method investments in South America. Certain significant equity method investments at December 31, 2024 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A. - Bunge has a 37% ownership interest in an agribusiness company in Brazil that complements its grain origination business.
Agrofel Grãos e Insumos. - Bunge has a 30% ownership interest in an agricultural inputs reseller in Brazil that complements its soybean origination business.
Complejo Agroindustrial Angostura S.A. ("CAIASA") - Bunge has a 33% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company B.V. and Aceitera General Deheza S.A. ("AGD") in Paraguay.
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
ProMaiz S.A. - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with Aceitera General Deheza S.A. in Argentina for the production of ethanol.
Sinova Inovações Agrícolas S.A. ("Sinova") - Bunge has a 33% ownership interest in a Brazilian distributor of agricultural inputs and originator of grains that complements Bunge's grain origination business.
Terminais do Graneis do Guaruja ("TGG") - Bunge has a 57% ownership interest in TGG, a joint venture with Amaggi International Ltd. to operate a port terminal in Santos, Brazil, for the reception, storage and shipment of solid bulk cargoes.
Terminal 6 S.A. and Terminal 6 Industrial S.A. - Bunge has a joint venture, Terminal 6 S.A., in Argentina with AGD for the operation of a port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD, Terminal 6 Industrial S.A., which operates a crushing facility located adjacent to the port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Vietnam Agribusiness Holdings Ptd. Ltd ("VAH") - Bunge has a 50% ownership in VAH, with Wilmar International Limited ("Wilmar") owning the remaining 50%. VAH owns 100% of the shares of an oilseed processing facility in Vietnam.
Sugar and Bioenergy
BP Bunge Bioenergia - Bunge had a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP. On October 1, 2024, we completed the sale of our 50% interest in BP Bunge Bioenergia to BP. See Note 2- Acquisitions and Dispositions for further information.
Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2024	2023
Current assets	$3,007	$4,755
Noncurrent assets	2,509	4,345
Total assets	$5,516	$9,100

Current liabilities	$2,674	$3,590
Noncurrent liabilities	1,207	2,344
Total liabilities	$3,881	$5,934

	Years ended December 31,
(US$ in millions)	2024	2023	2022
Net sales	$11,520	$12,529	$11,268
Gross profit	715	907	953
Net income (loss)	(39)	283	312
Pending Transactions
Terminal XXXIX De Santos S.A. (“T-39”) - On May 29, 2024, Bunge entered into a share purchase agreement to indirectly acquire a 25% interest of T-39. The acquisition price for Bunge's 25% interest is Brazilian reais ("R$") 300 million (approximately $48 million). T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. The transaction is expected to close in early 2025, subject to customary closing conditions.
Impairments of Equity Method Investments
During the year ended December 31, 2022, the Company recorded total impairments of $53 million associated with its equity method and other equity investments in two start-up manufacturers of novel protein ingredients, Merit Functional Foods Corp. ("Merit") and Australian Plant Proteins ("APP"). These impairments were determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. Impairment charges on both the equity method and other equity investments in Merit and APP were recorded to (Loss) income from affiliates within Corporate and Other.
Further, during the year ended December 31, 2023, the Company recorded an additional impairment of $16 million associated with APP to (Loss) income from affiliates within Corporate and Other. This impairment was determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. As a result of the impairments, there is no carrying value associated with the equity method investments in Merit and APP at December 31, 2024.
During the year ended December 31, 2024, the Company recorded an impairment of $19 million associated with a minority investment in North America. The impairment was determined through management's review of impairment indicators and consideration of the other-than-temporary nature of such items. Impairment charges were recorded to (Loss) income from affiliates within the Agribusiness segment.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. The agreement required Bunge to make future installment payments for the Option which were utilized, in part, to fund terminal construction. In November 2024, Bunge exercised the Option and expects to close on the acquisition in early 2025, subject to customary closing conditions.
TGSC is a VIE, as a result of having insufficient equity at risk. Bunge is the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity since the third quarter of 2023. As all of TGSC’s equity is held by a third-party, Bunge reflects all TGSC earnings and equity as attributable to noncontrolling interests in the consolidated statements of income and consolidated balance sheets, respectively.
TGSC is not a business as defined by U.S. GAAP. Therefore, the non-cash transaction resulting in initial consolidation of TGSC represented an asset acquisition. Positions recognized in the consolidated balance sheet upon initial consolidation consisted primarily of Other intangible assets, net - license ($87 million); Property, plant and equipment, net - construction-in-process ($36 million); Long-term debt ($35 million); and Noncontrolling interests ($91 million). Bunge did not recognize any gain or loss upon initial consolidation of TGSC and no gain or loss is expected as a result of the Option exercise. Bunge will derecognize Noncontrolling interests with any difference between Noncontrolling interests and the Option exercise price recognized in Additional paid-in capital. TGSC's assets can only be used to settle the entity’s own obligations and TGSC’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with TGSC at any given time.
On May 1, 2022, Bunge completed a transaction with Chevron to create a joint venture, Bunge Chevron Ag Renewables LLC ("BCAR"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks.
BCAR is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors. BCAR's assets can only be used to settle BCAR’s own obligations and BCAR's creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with BCAR at any given time.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s consolidated balance sheet as of December 31, 2024 and 2023. All amounts exclude intercompany balances, which have been eliminated upon consolidation.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$534	$606
Trade accounts receivable	2	1
Inventories	54	76
Other current assets	35	146
Total current assets	625	829
Property, plant and equipment, net	455	196
Other intangible assets, net	69	91
Total assets	$1,149	$1,116

Current liabilities:
Trade accounts payable and accrued liabilities	$80	$70
Other current liabilities	34	143
Total current liabilities	114	213
Long-term debt	50	44
Other non-current liabilities	10	5
Total liabilities	$174	$262
Non-Consolidated Variable Interest Entities
Bunge holds investment interests in various entities, as described above, that are included in Investments in affiliates and Other non-current assets in the consolidated balance sheets. Certain of these investments, which are primarily reported in Bunge's Agribusiness segment and Corporate and Other, have been determined to be variable interest entities for which Bunge has determined it is not the primary beneficiary. Accordingly, these investments are not consolidated by Bunge. Bunge's exposure to loss related to these unconsolidated investments is $740 million and $589 million, respectively, as of December 31, 2024 and 2023. Bunge's exposure to loss primarily comprises Bunge's investments balance, third party guarantees, prepayments, long term loans, and certain future commitments assuming full loss of the investment balance and full payment of the guarantees regardless of the probability of such losses actually being incurred in accordance with US GAAP disclosure rules. See Note 20- Commitments and Contingencies.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2024	2023
Recoverable taxes, net (1)	$19	$25
Judicial deposits (1)	86	120
Other long-term receivables, net (2)	14	16
Income taxes receivable (1)	125	136
Long-term investments (3)	174	142
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	23	43
Unrealized gains on derivative contracts, at fair value	—	1
Other	108	124
Total	$557	$615
(1)A significant portion of these non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
(2)Net of allowances as described in Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program.
(3)As of December 31, 2024 and 2023, $14 million and $12 million, respectively, of long-term investments were recorded at fair value.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $9 million and $13 million at December 31, 2024 and 2023, respectively.
Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow related to certain legal proceedings pending resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable—Income taxes receivable include overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be used for the settlement future income tax obligations. Income taxes receivable in Brazil bear interest at the Selic rate.
Long-term investments—Long-term investments primarily comprise Bunge's noncontrolling equity investments in growth stage agribusiness and food companies held by Bunge Ventures.
Affiliate loans receivable—Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of greater than one year.
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 19- Related Party Transactions. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6- Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2024 and 2023 was $67 million and $88 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2024		December 31, 2023
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$28	$26	$30	$30
Renegotiated amounts	3	1	2	1
For which no allowance has been provided:
Legal collection process (1)	6	—	19	—
Renegotiated amounts (2)	1	—	5	—
Other long-term receivables (3)	12	—	18	—
Total	$50	$27	$74	$31
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Year Ended December 31,
(US$ in millions)	2024	2023
Allowance as of January 1	$31	$36
Bad debt provisions	3	2
Recoveries	(1)	(5)
Write-offs	—	(6)
Transfers	1	1
Foreign currency translation	(7)	3
Allowance as of December 31	$27	$31
13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2024	2023
Unrealized losses on derivative contracts at fair value	$1,082	$1,038
Accrued liabilities	840	865
Advances on sales (1)	501	463
Dividends payable (2)	91	96
Income tax payable	80	238
Other	234	213
Total	$2,828	$2,913

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(2)See Note 22- Equity.

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
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.
The components of Income before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	2022
United States	$442	$1,180	$1,036
Non-United States	1,082	1,871	1,030
Total	$1,524	$3,051	$2,066
The components of the Income tax expense are as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	2022
Current:
United States	$107	$218	$217
Non-United States	239	497	290
	346	715	507
Deferred:
United States	18	46	29
Non-United States	(28)	(47)	(148)
	(10)	(1)	(119)
Total	$336	$714	$388

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliation of Income tax expense if computed at the U.S. federal income tax rate to Bunge's reported Income tax expense is as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	2022
Income before income tax	$1,524	$3,051	$2,066
Income tax rate	21%	21%	21%
Income tax expense at the U.S. Federal tax rate	320	641	434
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(10)	142	(75)
Valuation allowances	21	(30)	(21)
Fiscal incentives(1)	(13)	(76)	(65)
Foreign exchange on monetary items	21	(5)	31
Tax rate changes	—	18	12
Non-deductible expenses	62	40	51
Uncertain tax positions	15	20	(9)
Inflation adjustments	(84)	(32)	(61)
Incremental tax on future distributions	5	25	30
State taxes	18	22	18
Impairment of Russian operations	—	—	25
Gain on BP Bunge Bioenergia disposal	(44)	—	—
Swiss tax credits, net(2)	—	(90)	—
Other	25	39	18
Income tax expense	$336	$714	$388
(1)Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.
(2)During 2023, Bunge was granted tax credits in Switzerland that expire through 2032, and recorded a net benefit for the amount that Bunge believes is more likely than not to be realized prior to expiration.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$548	$655
Operating lease obligations	124	140
Employee benefits	58	47
Tax credit carryforwards	410	454
Interest deduction carryforwards	119	72
Inventories	—	19
Accrued expenses and other	140	166
Total deferred tax assets	1,399	1,553
Less valuation allowances	(595)	(590)
Deferred tax assets, net of valuation allowance	804	963
Deferred income tax liabilities:
Property, plant and equipment	317	323
Inventories	1	—
Operating lease assets	123	143
Undistributed earnings of affiliates	—	12
Investments	18	12
Intangibles	79	100
Total deferred tax liabilities	538	590
Net deferred tax assets	$266	$373

As of December 31, 2024, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $2 billion, and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $100 million.
At December 31, 2024, Bunge's pre-tax loss carryforwards totaled $1.9 billion, of which $1.7 billion have no expiration, including loss carryforwards of $1.2 billion in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity-by-entity basis as Brazil tax law does not allow consolidated tax filings. At December 31, 2023, Bunge's pre-tax loss carryforwards totaled $2.3 billion, of which $2.1 billion have no expiration, including loss carryforwards of $1.3 billion in Brazil. The decrease in pre-tax loss carryforwards from 2023 to 2024 is primarily attributable to cumulative translation adjustments in Brazil and certain other jurisdictions. The remaining tax loss carryforwards expire at various period through the year 2044.
At December 31, 2024, Bunge’s tax credit carryforwards totaled $410 million, of which $148 million expire in 2029, $249 million expire in 2032, while the remainder is split between a portion expiring within a ten year period and a portion that has no expiration. At December 31, 2023, Bunge's tax credit carryforwards totaled $454 million.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2024 and 2023, Bunge has recorded valuation allowances of $595 million and $590 million, respectively. The net increase of $5 million is primarily attributable to current year losses and interest limitations, offset by currency movement in certain jurisdictions.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits—ASC 740, Income Taxes ("ASC 740") requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. At December 31, 2024 and 2023, respectively, Bunge had recorded unrecognized tax benefits of $75 million and $68 million in Other non-current liabilities in the consolidated balance sheets. During 2024, 2023 and 2022, respectively, Bunge recognized $2 million, less than $1 million and $(7) million of interest and penalty charges in Income tax expense in the consolidated statements of income. At December 31, 2024 and 2023, respectively, Bunge had recorded accrued interest and penalties of $11 million and $10 million in Other non-current liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows:

(US$ in millions)	2024	2023	2022
Balance at January 1,	$121	$298	$329
Additions based on tax positions related to the current year	9	13	20
Additions based on tax positions related to prior years	10	12	2
Reductions for tax positions of prior years (1)	(2)	(206)	(27)
Settlements with tax authorities	(2)	—	(9)
Expiration of statute of limitations	(4)	(5)	(1)
Foreign currency translation	(5)	9	(16)
Balance at December 31,	$127	$121	$298
(1)The year ended December 31, 2023 included a reduction of the tax position in Spain resulting from the conclusion of an appeals process. This decrease had no impact on the consolidated statement of income or the consolidated balance sheet as the position was not previously recognized under ASC 740.
Bunge believes that it is reasonably possible that approximately $20 million of its unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the statute of limitations.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States regions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities in significant tax regions:

Open Tax Years
North America	2015 - 2024
South America	2017 - 2024
Europe, Middle East, and Africa	2017 - 2024
Asia-Pacific	2015 - 2024
As of December 31, 2024, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2018 of approximately R$5.3 billion (approximately $856 million) plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of R$13 million (approximately $2 million) as of December 31, 2024.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and is vigorously defending its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $520 million, $655 million and $570 million during the years ended December 31, 2024, 2023, and 2022, respectively.
In October 2021, the Organization for Economic Co-operations and Development (the "OECD") released an outline that described the conceptual agreement among 138 countries on fundamental reforms to international tax rules. The outline provides for two primary "Pillars", however, based on Bunge's current understanding of the proposals, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, impacts Bunge. The reforms were contingent upon the independent actions of participating countries to enact law changes. As a result of the enactment of the Pillar Two rules by both the Netherlands and Switzerland, Bunge became subject to the global minimum tax effective January 1, 2024. The impact of the global minimum tax rules in 2024 was immaterial and is expected to be immaterial in 2025 as well.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as Trade accounts receivable and Trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, Trade accounts payable and Short-term debt are generally stated at their carrying value, which is a reasonable estimate of fair value. See Note 3- Trade Structured Finance Program for trade structured finance program, Note 12- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, Note 17- Debt for short- and long-term debt, and Note 18- Employee Benefit Plans for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
For a definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2024				December 31, 2023
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$86	$42	$—	$128	$315	$149	$—	$464
Readily marketable inventories (Note 5)	—	4,805	419	5,224	—	5,175	662	5,837
Trade accounts receivable (1)	—	—	—	—	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	15	—	15	—	12	—	12
Foreign exchange	—	422	—	422	—	253	—	253
Commodities	82	549	134	765	198	737	88	1,023
Freight	40	—	—	40	80	—	—	80
Energy	42	—	—	42	114	—	—	114
Credit	—	2	—	2	—	—	—	—
Other (3)	325	75	—	400	40	39	—	79
Total assets	$575	$5,910	$553	$7,038	$747	$6,366	$750	$7,863
Liabilities:
Trade accounts payable (1)	$—	$326	$62	$388	$—	$591	$232	$823
Unrealized loss on derivative contracts (4):
Interest rate	—	258	—	258	1	273	—	274
Foreign exchange	—	494	—	494	—	223	—	223
Commodities	71	309	104	484	166	417	17	600
Freight	38	—	—	38	68	—	—	68
Energy	38	—	—	38	132	1	—	133
Credit	—	2	—	2	—	—	—	—
Total liabilities	$147	$1,389	$166	$1,702	$367	$1,505	$249	$2,121
(1)These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)Unrealized gains on derivative contracts are generally included in Other current assets. There were zero and $1 million included in Other non-current assets at December 31, 2024 and 2023, respectively.
(3)Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $232 million and $260 million included in Other non-current liabilities at December 31, 2024 and 2023, respectively.
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
Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled daily and, therefore, are not included in these tables. The Company's forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates and are classified within Level 2 or Level 3, as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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
Marketable securities and investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes or internally developed models and classified as Level 2 or Level 3 as described below.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2024
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2024	$662	$71	$(232)	$501
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	645	(59)	15	601
Purchases	1,704	—	(444)	1,260
Sales	(2,341)	—	—	(2,341)
Settlements	—	—	607	607
Transfers into Level 3	1,507	26	(238)	1,295
Transfers out of Level 3	(1,576)	(6)	156	(1,426)
Translation adjustment	(182)	(2)	74	(110)
Balance, December 31, 2024	$419	$30	$(62)	$387
(1)Readily marketable inventories, derivatives, net, and trade accounts payable include gains/(losses) of $591 million, $(42) million, and $11 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2024.
(2)Effective January 1, 2024, the Company changed its reporting of purchases and sales activity within the readily marketable inventories Level 3 reconciliation to align with the Company's value chain trade flows and intended use, which had no net impact on Level 3 readily marketable inventories period end balances. Prior period activity has been reclassified to conform to current presentation.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2023
(US$ in millions)	Readily Marketable Inventories(2)	Derivatives, Net	Trade Accounts Payable	Other(3)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	988	(18)	32	—	1,002
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(1)	(1)
Purchases	3,668	—	(473)	—	3,195
Sales	(3,332)	—	—	(14)	(3,346)
Settlements	—	—	426	—	426
Transfers into Level 3	2,065	48	(113)	—	2,000
Transfers out of Level 3	(3,192)	(10)	50	(12)	(3,164)
Translation Adjustment	53	—	(24)	—	29
Balance, December 31, 2023	$662	$71	$(232)	$—	$501
(1)Readily marketable inventories, derivatives, net, and trade accounts payable, includes gains/(losses) of $978 million, $(30) million, and $32 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2023.
(2)Effective January 1, 2024, the Company changed its reporting of purchases and sales activity within the readily marketable inventories Level 3 reconciliation to align with the Company's value chain trade flows and intended use, which had no net impact on Level 3 readily marketable inventories period end balances. Prior period activity has been reclassified to conform to current presentation.
(3)Comprises the fair values of marketable securities and investments in Other current assets. Certain inputs to the valuation of these securities became observable during the year ended December 31, 2023, resulting in the remaining balance being transferred out of Level 3.

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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2025. Of the amount currently in Accumulated other comprehensive loss, $8 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	December 31, 2024	December 31, 2023	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$4,900	$2,900	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(246)	$(260)	$ Notional
Carrying value of hedged debt	$4,600	$2,625	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$—	$54	$ Notional
Foreign currency option - notional amount	$120	$99	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$550	$1,112	$ Notional
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
instruments is presented in Cost of goods sold.
The Company may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives to manage exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The table below summarizes the volume of economic derivatives as of December 31, 2024 and December 31, 2023. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2024		2023		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$234	$(1,420)	$935	$(1,465)	$ Notional
Futures	$—	$(69)	$—	$(612)	$ Notional
Forwards	$—	$—	$416	$(416)	$ Notional
Options	$—	$—	$—	$(3)	$ Notional
Currency
Forwards	$8,439	$(8,961)	$8,808	$(10,356)	$ Notional
Swaps	$3,566	$(2,105)	$1,357	$(324)	$ Notional
Futures	$—	$(15)	$—	$(2)	$ Notional
Options	$107	$(60)	$5	$(5)	Delta
Agricultural commodities
Forwards	25,166,668	(35,384,917)	25,588,125	(34,163,143)	Metric Tons
Futures	—	(3,699,452)	—	(1,224,688)	Metric Tons
Options	11,835	(116,481)	29,420	(615,937)	Metric Tons
Ocean freight
FFA	—	(7,484)	—	(4,965)	Hire Days
Natural gas
Forwards	—	—	300	—	MMBtus
Swaps	1,114,929	—	778,436	—	MMBtus
Futures	7,058,632	—	12,715,588	—	MMBtus
Options	—	—	—	(2,923,438)	MMBtus
Electricity
Futures	123,565	—	—	(281,511)	Mwh
Energy - other
Swaps	339,947	—	202,716	—	Metric Tons
Options	—	—	40,920	—	Metric Tons
Energy - CO2
Futures	418,000	—	675,000	—	Metric Tons
Options	—	—	400,000	—	Metric Tons
Other
Swaps and futures	$90	$(90)	$100	$(106)	$ Notional

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2024	2023	2022
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(4)	$8	$7

Cost of goods sold
Hedge accounting	Foreign currency	—	1	5
Economic hedges	Foreign currency	(332)	437	396
	Commodities	281	462	(751)
	Other (1)	(42)	60	82
Total Cost of goods sold		$(93)	$960	$(268)

Selling, general & administrative
Hedge accounting	Foreign currency	$—	$1	$(2)

Interest expense
Hedge accounting	Interest rate	$(118)	$(134)	$(33)
Economic hedges	Interest rate	—	6	—
Total Interest expense		$(118)	$(128)	$(33)

Foreign exchange gains (losses) - net
Hedge accounting	Foreign currency	$—	$(27)	$(30)
Economic hedges	Foreign currency	(7)	28	115
Total Foreign exchange gains (losses) - net		$(7)	$1	$85

Other income (expense) - net
Economic hedges	Interest rate	$—	$1	$2

Other comprehensive (loss) income
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income during the period		$—	$3	$1
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive (loss) income during the period		$(22)	$(3)	$57
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$149	$(99)	$(139)

Amounts released from Accumulated other comprehensive loss during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$9	$(3)	$(8)
(1)Other includes the results from freight, energy, and other derivatives.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEBT
The following table summarizes Bunge's short and long-term debt:

	December 31,
(US$ in millions)	2024	2023
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$—
Commercial paper program(1)	—	—
Other short-term debt	875	797
Total Short-term debt	875	797
Current portion of long-term debt	669	5
Total Short-term debt and Current portion of long-term debt(3)	1,544	802
Long-term debt:(2)
Term loan due 2025 - SOFR plus 0.90%(4)	—	750
Term loan due 2027 - SOFR plus 1.125%	250	250
Term loan due 2028 - SOFR plus 1.325%	250	249
1.63% Senior Notes due 2025	599	598
3.25% Senior Notes due 2026	699	698
3.75% Senior Notes due 2027	598	597
4.10% Senior Notes due 2028(5)	397	—
4.20% Senior Notes due 2029(5)	793	—
2.75% Senior Notes due 2031	993	991
4.65% Senior Notes due 2034(5)	790	—
Cumulative adjustment to long-term debt from application of hedge accounting	(269)	(260)
Other long-term debt	263	212
Subtotal(6)	5,363	4,085
Less: Current portion of long-term debt	(669)	(5)
Total Long-term debt(7)	4,694	4,080
Total debt	$6,238	$4,882
(1)On April 12, 2024, Bunge increased the aggregate size of its existing commercial paper program by $1 billion to an aggregate of $2 billion.
(2)Variable interest rates are as of December 31, 2024.
(3)Includes secured debt of $187 million and $200 million at December 31, 2024 and 2023, respectively.
(4)On September 30, 2024, Bunge prepaid and terminated its 3-year term loan agreement due in 2025.
(5)See Viterra Acquisition Financing section within Note 17- Debt below for further details.
(6)The fair value (Level 2) of long-term debt, including current portion, is $5,373 million and $4,125 million at December 31, 2024, and 2023, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(7)Includes secured debt of $131 million and $100 million at December 31, 2024 and 2023, respectively.
Prior to June 21, 2023, Bunge conducted most of its third-party financing activities through a centralized financing structure that included a master trust (the "Bunge Master Trust"). On June 21, 2023, Bunge terminated the Bunge Master Trust in accordance with a termination and lien release agreement in order to simplify the legal framework around its capital structure. Post termination of the Bunge Master Trust, Bunge continues to conduct most of its third-party financing activities centrally through 100% owned finance subsidiaries which carry full, unconditional guarantees of the parent company. In connection with the termination of the Bunge Master Trust, Bunge amended its existing credit agreements and related

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
guarantees to remove all references and provisions related to the Bunge Master Trust, as well as made amendments to certain credit facilities.
Short-term Debt
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, the impact of designated interest rate hedges, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2024 and 2023 was 6.22% and 8.36%, respectively.
Revolving Credit Facilities
On March 1, 2024, Bunge entered into an unsecured $3.2 billion 5-year revolving credit agreement (the "$3.2 Billion Revolving Credit Agreement") with a group of lenders, maturing on March 1, 2029. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $1.5 billion, pursuant to an accordion provision. Current commitments in the aggregate amount of $1.95 billion are available to be drawn. Incremental commitments in the aggregate amount of $1.25 billion are available to be drawn on and after the date Bunge completes its acquisition of Viterra, subject to the satisfaction of certain conditions. Therefore, upon completion of the acquisition of Viterra, the total committed capacity will be an aggregate of $3.2 billion. The $3.2 Billion Revolving Credit Agreement replaced an existing $1.95 billion 5-year revolving credit agreement which was terminated on March 1, 2024. Borrowings bear interest at SOFR plus a SOFR adjustment and applicable margin as defined in the $3.2 Billion Revolving Credit Agreement. Bunge had no borrowings outstanding at December 31, 2024, and 2023, under the $3.2 Billion Revolving Credit Agreement and the predecessor agreement, respectively.
On March 1, 2024, Bunge exercised the accordion provision set forth in its existing unsecured $1.75 billion 3-year revolving facility agreement (as amended, the "$3.5 Billion Revolving Facility Agreement") in an aggregate amount of additional committed capacity of $1.75 billion which is available to be drawn on and after the date Bunge completes its acquisition of Viterra. Upon completion of the acquisition of Viterra, the total committed capacity will be an aggregate of $3.5 billion. The funding cost is also subject to certain premiums or discounts tied to certain sustainability criteria, including, but not limited to, SBTs that define Bunge’s climate goals within its operations and a commitment to a deforestation-free supply chain in 2025. The $3.5 Billion Revolving Credit Agreement matures on October 6, 2026. Borrowings under the $3.5 Billion Revolving Credit Agreement bear interest at SOFR plus a SOFR adjustment, which will vary from 0.05% to 0.25% based on the tenor of the interest period selected, plus a margin, which will vary from 0.25% to 0.90%, based on the senior long-term unsecured debt rating provided by Moody’s Investors Services Inc. ("Moody’s") and S&P Global Ratings ("S&P"). Bunge had no borrowings outstanding at December 31, 2024, and 2023, under the $3.5 Billion Revolving Facility Agreement and the predecessor agreement, respectively.
Further, on April 12, 2024, Bunge amended and restated its existing $1.1 billion 364-day revolving credit agreement (the "$1.1 Billion 364-day Revolving Credit Agreement") with a group of lenders, to extend the maturity date from June 19, 2024 to April 11, 2025. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 364-day Revolving Credit Agreement by an aggregate amount up to $250 million, pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a SOFR adjustment and applicable margin as defined in the $1.1 Billion 364-day Revolving Credit Agreement. Bunge had no borrowings outstanding at December 31, 2024, and 2023, under the $1.1 Billion 364-day Revolving Credit Agreement and the predecessor agreement, respectively.
Bunge had no borrowings outstanding at December 31, 2024, and 2023, under the unsecured $865 million Revolving Credit Facility (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
Borrowings under the committed revolving credit facilities described above typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the consolidated statements of cash flows.
At December 31, 2024 and 2023, Bunge had $5,665 million, unused and available committed borrowing capacity comprising committed revolving credit facilities with a number of financial institutions.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commercial Paper Program
On April 12, 2024, Bunge increased the aggregate size of its existing commercial paper program by $1 billion to an aggregate of $2 billion (the "$2 Billion Commercial Paper Program"). The $2 Billion Commercial Paper Program has no maturity date. Borrowings under the $2 Billion Commercial Paper Program typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the consolidated statements of cash flows.
Other Short-term Debt
In addition to the committed facilities discussed above, from time to time, Bunge Global SA and/or its financing subsidiaries may enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2024 and 2023, there were no borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $875 million and $797 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2024 and 2023, respectively, to support working capital requirements. The original maturity of borrowings under uncommitted bilateral credit lines and local bank lines of credit varies based upon the Company's financing objectives. As a result, proceeds and repayments of such credit lines may be presented on a net basis, or separately, in the consolidated statements of cash flows as dictated by the borrowing's original maturity.
Viterra Acquisition Financing
As described in Note 2- Acquisitions and Dispositions, Bunge secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the Acquisition. As a result of the Senior Notes issuance discussed further below, the $7.7 billion financing commitment has been reduced to $5.7 billion. The $5.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the Acquisition.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Long-term Debt
Certain property, plant and equipment, and investments in consolidated subsidiaries having a net carrying value of approximately $170 million at December 31, 2024 have been mortgaged or otherwise collateralized against long-term debt, including current portion, of $139 million at December 31, 2024.
Principal Maturities—Principal maturities of long-term debt at December 31, 2024 are as follows:

(US$ in millions)
2025	$690
2026	720
2027	907
2028	659
2029	805
Thereafter	1,882
Total (1)	$5,663
(1)Includes components of long-term debt attributable to unamortized debt issuance costs of $32 million and excludes components of long-term debt attributable to fair value hedge accounting of $269 million. Includes principal maturities of long-term debt attributable to finance leases, see Note 25- Leases for a separate breakout of finance lease maturities.
During the years ended December 31, 2024, 2023, and 2022, Bunge paid interest, net of interest capitalized, of $434 million, $507 million, and $403 million, respectively.

18. EMPLOYEE BENEFIT PLANS
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
Future Plan Settlements— On October 2, 2024, the Company, as plan sponsor for one of Bunge's defined benefit U.S. pension plans (the "U.S. Pension Plan"), utilized approximately $377 million of plan assets to purchase an equally valued buy-in contract from a third-party insurer. The insurance buy-in contract is a group annuity contract that is expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. To further clarify, the buy-in is not a settlement. On October 22, 2024, the Company notified plan participants in the U.S. Pension Plan of its intent to offer a lump sum buyout to eligible participants and terminate the plan, which is expected to be completed in the second half of fiscal year 2025. In connection with the plan termination, the buy-in contract allows for the future conversion into a buy-out arrangement where the

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
insurance company would assume full responsibility for the U.S. Pension Plan obligations, at which time the Company would derecognize the remaining assets and liabilities of the U.S. Pension Plan and realize a settlement gain or loss as a component of net periodic benefit costs. Given the funded status of the U.S. Pension Plan, the Company does not expect the transaction to result in material cash inflows or outflows in the consolidated statements of cash flows. The insurance contract had a fair value of $362 million at December 31, 2024 and was valued on an insurer pricing basis, which approximates fair value.
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
Plan Transfers In and Out—There were no significant transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2024 or 2023.
Cost of Benefit Plans—Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive (loss) income. Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other (expense) income- net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2024	2023	2022	2024	2023	2022
Service cost	$11	$10	$29	$—	$—	$—
Interest cost	38	41	30	3	4	3
Expected return on plan assets	(47)	(46)	(52)	—	—	—
Amortization of net loss (gain)	3	3	5	(1)	(1)	—
Curtailment gain	—	—	(4)	—	—	—
Settlement gain recognized	—	—	(36)	—	—	—
Net periodic benefit costs	$5	$8	$(28)	$2	$3	$3
Assumptions used in Postretirement Benefits Calculations—At December 31, 2024, an 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2024 postretirement benefit plan measurement purposes, decreasing to 8.1% by 2048, and remaining at that level thereafter. At December 31, 2023, an 8.8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2023 postretirement benefit plan measurement purposes, decreasing to 8.2% by 2048, and remaining at that level thereafter.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2024	2023	2024	2023
Discount rate	4.2%	4.8%	11.3%	9.2%
Increase in future compensation levels	2.1%	2.2%	N/A	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	4.8%	5.2%	2.5%	9.2%	9.6%	7.5%
Expected long-term rate of return on assets	6.7%	6.5%	5.0%	N/A	N/A	N/A
Increase in future compensation levels	2.2%	2.4%	3.2%	N/A	N/A	N/A
The sponsoring subsidiaries select the expected long-term rate of return on assets in consultation with their investment advisors and actuaries. These rates are intended to reflect the average rates of earnings expected on the funds invested or to be invested to provide required plan benefits. The plans are assumed to continue in effect as long as assets are expected to be invested.
In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held, or anticipated to be held, by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flows and expenses are taken into consideration to the extent that it would affect the expected returns. As assets are generally held in qualified trusts, anticipated returns are not reduced for taxes. For the U.S. Pension Plan, the anticipated long-term rate of return is equal to the discount rate.
For certain of Bunge’s plans, the discount rate is determined by 1) the yield on a hypothetical bond portfolio for which the cash flow effectively settles the year-by-year projected benefit cash flows or 2) matching either the duration or the expected cash flows for the pension plans to a hypothetical yield curve developed on a region-specific basis using a portfolio of available high quality, non-callable, make-whole corporate bonds. For the U.S. Pension Plan, the discount rate is based on the rate at which the liabilities will be effectively settled during 2025.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Benefit Obligations and Funded Status—The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2024 and 2023. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2024	2023	2024	2023
Change in benefit obligations:
Benefit obligation at the beginning of year	$836	$812	$35	$36
Service cost	11	10	—	—
Interest cost	38	41	3	4
Actuarial loss (gain), net	24	31	14	(4)
Employee contributions	4	4	—	—
Plan settlements	(3)	(10)	—	—
Benefits paid	(41)	(59)	(6)	(3)
Expenses paid	(3)	(5)	—	—
Impact of foreign exchange rates	(17)	12	(8)	2
Benefit obligation at the end of year	$849	$836	$38	$35
Change in plan assets:
Fair value of plan assets at the beginning of year	$711	$706	$—	$—
Actual return on plan assets	57	51	—	—
Employer contributions	22	13	6	3
Employee contributions	4	4	—	—
Plan settlements	(3)	(10)	—	—
Benefits paid	(41)	(59)	(6)	(3)
Expenses paid	(3)	(5)	—	—
Impact of foreign exchange rates	(15)	11	—	—
Fair value of plan assets at the end of year	$732	$711	$—	$—
Unfunded status and net amounts recognized:
Plan assets less than benefit obligation	$(117)	$(125)	$(38)	$(35)
Net liability recognized in the balance sheet	$(117)	$(125)	$(38)	$(35)
Amounts recognized in the balance sheet consist of:
Non-current assets	$25	$24	$—	$—
Current liabilities	(8)	(9)	(4)	(5)
Non-current liabilities	(134)	(140)	(34)	(30)
Net liability recognized	$(117)	$(125)	$(38)	$(35)
Included in Accumulated other comprehensive loss are the following amounts, net of tax and excluding noncontrolling interest, which have not been recognized in net periodic benefit costs:

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2024	2023	2024	2023
Net actuarial (loss) gain	$(139)	$(129)	$(4)	$6
Prior service credit	3	3	—	—
Total accumulated other comprehensive (loss) income	$(136)	$(126)	$(4)	$6

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bunge has aggregated certain defined benefit pension plans for which the projected benefit obligations exceeds the fair value of related plan assets with pension plans for which the fair value of plan assets exceeds related projected benefit obligations. The following table provides aggregated information about pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2024	2023
Projected benefit obligation	$(268)	$(713)
Fair value of plan assets	$126	$564
    The accumulated benefit obligation for the defined pension benefit plans was $831 million and $818 million at December 31, 2024 and 2023, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2024	2023
Projected benefit obligation	$(268)	$(713)
Accumulated benefit obligation	$(252)	$(697)
Fair value of plan assets	$126	$564

Pension Benefit Plan Assets—The objective of the plans' trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns.
For pension plans in the United States (the "US plans"), Bunge has an outside investment advisory firm to implement a liability-driven investment strategy intended to increase the duration of pension plan assets to better match the duration of pension benefit obligations. For the U.S. Pension Plan, Bunge updated its investment strategy to prepare for a lump sum buyout as discussed above. The investment strategy of the other US plans is intended to increase the interest rate and credit spread liability hedge ratios and reduce the funded status volatility of the US plans. Target asset allocations are based on a glide path approach, which allocates more plan assets to immunizing assets, such as intermediate and long duration fixed income instruments, which are intended to match the duration and amount of the expected liabilities, and less to growth assets, such as public equities, non-core fixed income instruments and real assets, as the funded status of the plans improve. Target asset allocations are generally 80-90% to immunizing assets and 10-20% to growth assets. For pension plans outside of the United States, the plans’ trust funds utilize a target asset allocation of approximately 30% fixed income securities, approximately 35% equities and approximately 35% in real estate and other alternative investment vehicles.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2024
(US$ in millions)	Level 1	Level 2	Level 3	Total
Cash	$114	$—	$—	$114
Insurance contract (1)	—	—	362	362
Mutual funds - equities (2)	70	—	—	70
Mutual funds - fixed income (3)	41	21	—	62
Other (4)	2	45	8	55
Total	$227	$66	$370	$663

Collective pooled funds (5)	$—	$—	$—	$69
Total investments measured at NAV as a practical expedient	—	—	—	69
Total	$227	$66	$370	$732

	December 31, 2023
(US$ in millions)	Level 1	Level 2	Level 3	Total
Cash	$45	$—	$—	$45
Mutual funds - equities (2)	62	—	—	62
Mutual funds - fixed income (3)	41	31	—	72
Other (4)	3	45	6	54
Total	$151	$76	$6	$233

Collective pooled funds (5)	$—	$—	$—	$478
Total investments measured at NAV as a practical expedient	—	—	—	478
Total	$151	$76	$6	$711

(1)This category represents the buy-in contract related to the U.S. Pension Plan and was valued on an insurer pricing basis, which reflects the purchase price adjusted for movements in market indicators.
(2)This category represents a portfolio of equity investments comprised of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets, and real estate investment trusts.
(3)This category represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds, and corporate bonds from diverse industries.
(4)This category represents a portfolio consisting of a mixture of hedge funds, investments in certain government and municipal securities, bonds, real estate, and insurance contracts.
(5)Collective pooled funds are typically collective trusts valued at NAV that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Using the practical expedient in ASC 820, Fair Value Measurements, these investments are not categorized within the fair value hierarchy, but are included in the table above so that they can be reconciled to the line items presented in the consolidated balance sheets.
Bunge expects to contribute $14 million and $4 million to its defined benefit pension and postretirement benefit plans, respectively, in 2025.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following benefit payments, which reflect future service as appropriate, are expected to be paid in relation to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2025 (1)	$508	$4
2026	20	4
2027	20	4
2028	21	4
2029	21	4
Next five years	104	22
(1)The expected benefit payments in 2025 include $487 million related to the anticipated settlement of the U.S. Pension Plan as discussed above.
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $48 million, $43 million, and $28 million during the years ended December 31, 2024, 2023, and 2022, respectively.

19. RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for each of the years ended December 31, 2024, 2023, and 2022. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for each of the years ended December 31, 2024, 2023, and 2022.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2024, 2023, and 2022, such services were not material to the Company's consolidated results.
At December 31, 2024 and 2023, receivables related to the above related party transactions comprised approximately 4% or less of total Trade accounts receivable, net. At December 31, 2024 and 2023, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6- Other Current Assets and Note 12- Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At December 31, 2024 and 2023, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 6% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

20. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2024 and 2023 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2024	2023
Non-income tax claims	$19	$19
Labor claims	50	66
Civil and other claims	194	114
Total	$263	$199

Brazil indirect taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amount.
As of December 31, 2024, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

		December 31,
(US$ in millions)	Years Examined	2024	2023
ICMS	1990 to Present	$128	$212
PIS/COFINS	2002 to Present	$427	$438
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers, customers and government entities.
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2024:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$13	$149
Residual value guarantee (2)	—	378
Other guarantees	—	14
Total	$13	$541

(1)Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on the amounts drawn under guaranteed debt facilities of unconsolidated affiliates at December 31, 2024, Bunge's potential liability was $131 million, and it has recorded $13 million of obligations related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2025 through 2029. At December 31, 2024,

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
Indemnities—Bunge has issued or was a party to the following indemnities at December 31, 2024:
On October 1, 2024, Bunge agreed to indemnify the buyer in relation to the sale of its ownership interest in BP Bunge Bioenergia against future losses associated with certain legal claims as defined in the share purchase agreement. Indemnities for new claims generally expire between six and ten years from the transaction closing date and no expiration period for existing claims. As of December 31, 2024, Bunge recorded a $95 million obligation related to existing indemnity claims within Other non-current liabilities and has maximum potential future payments of $1,357 million.
On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires on February 2, 2030. At both December 31, 2024 and 2023, Bunge has recognized a $9 million obligation related to this indemnity within Other non-current liabilities and has maximum potential future payments of $235 million.
Commitments—At December 31, 2024, Bunge had approximately $188 million of purchase commitments related to inventories, $138 million of freight supply agreements for ocean freight vessels and railroad freight lines not accounted for as leases, $77 million of power supply contracts, $243 million of contractual commitments related to construction in progress, and $669 million of other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
Bunge has also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Amounts on outstanding standby letter of credit agreements and surety bonds aggregated to $1,610 million and $1,858 million as of December 31, 2024 and 2023, respectively.

21. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

	December 31,
(US$ in millions)	2024	2023
Labor, legal and other provisions (1)	$281	$218
Pension, post-retirement, and post-employment obligations (2)	170	170
Uncertain income tax positions (3)	75	68
Unrealized losses on derivative contracts, at fair value (4)	232	260
Other	89	108
Total	$847	$824
(1)As of December 31, 2024, Bunge recorded a $95 million obligation related to certain indemnifications associated with the sale of it 50% ownership interest in BP Bunge Bioenergia. See Note 20- Commitments and Contingencies for further information.
(2)See Note 18- Employee Benefit Plans.
(3)See Note 14- Income Taxes.
(4)See Note 15- Fair Value Measurements.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22. EQUITY
Redomestication— In connection with the Redomestication noted in Note 1- Nature of Business, Basis of Presentation, and Significant Accounting Policies, one registered share, par value $0.01 per share, of Bunge Global SA was exchanged for, each issued and outstanding Bunge Limited common share, par value $0.01 per share. In connection with the non-cash exchange on November 1, 2023, Bunge Global SA acquired 16,141,494 treasury shares which, following the Redomestication, have been included in the general treasury share population available for use in satisfying Bunge’s obligations to deliver registered shares.
Treasury Shares— In connection with the Redomestication, 8,102,179 shares held in treasury with an acquisition cost of $845 million were cancelled in a non-cash transaction to comply with the Swiss Code limitation on issuer’s holding of registered share capital. In addition, in the fourth quarter of 2024, Bunge Global SA cancelled 6,146,930 shares held in treasury totaling $572 million.
Share Repurchase Program— On November 13, 2024, Bunge Global SA's Board approved the expansion of an existing share repurchase program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of December 31, 2024, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining outstanding for repurchases under the program. During the twelve months ended December 31, 2024, Bunge repurchased 12,150,763 shares for $1.1 billion.
Cumulative Convertible Perpetual Preference Shares— Effective March 23, 2022, (the "Conversion Date"), in accordance with the terms of the certificate of designation governing the 4.875% Cumulative Convertible Perpetual Preference Shares ("convertible preference shares"), all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022, prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of this conversion, no convertible preference shares were issued or outstanding as of December 31, 2024, 2023, and 2022, and all rights of the former holders of the convertible preference shares terminated, as of March 23, 2022.
Dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022, and payable to holders of record on May 15, 2022.
Dividends on registered shares—We paid cash dividends to shareholders as follows:

	Year Ended December 31,
	2024	2023	2022
Dividends paid per share	$2.7025	$2.575	$2.30
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
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the consolidated balance sheet. At December 31, 2024, and 2023, the unpaid portion of the dividends accrued in Other current liabilities on the consolidated balance sheets totaled $91 million and $96 million, respectively, see Note 13- Other Current Liabilities.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated other comprehensive loss Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive loss attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	26	(81)	40	(15)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from Accumulated other comprehensive loss(2)	156	(8)	(18)	130
Net-current period other comprehensive income (loss)	167	(89)	22	100
Balance, December 31, 2022	(5,926)	(343)	(102)	(6,371)
Other comprehensive income (loss) before reclassifications	335	(99)	(18)	218
Amount reclassified from Accumulated other comprehensive loss(3)	102	(3)	—	99
Net-current period other comprehensive income (loss)	437	(102)	(18)	317
Balance, December 31, 2023	(5,489)	(445)	(120)	(6,054)
Other comprehensive (loss) income before reclassifications	(897)	127	(24)	(794)
Amount reclassified from Accumulated other comprehensive loss(4)	133	9	4	146
Net-current period other comprehensive (loss) income	(764)	136	(20)	(648)
Balance, December 31, 2024	$(6,253)	$(309)	$(140)	$(6,702)
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
The year ended December 31, 2022 also included the release of cumulative translation adjustments upon the disposition of substantially all of the wheat milling business in Mexico of $158 million, which had been previously reserved through Cost of goods sold, in the consolidated statements of income in the year ended December 31, 2021 (see Note 2- Acquisitions and Dispositions).
(3)The year ended December 31, 2023 included the release of cumulative translation adjustments upon the disposition of all of its Russian operations of $103 million, which had been previously reserved through Cost of goods sold, in the consolidated statements of income in the year ended December 31, 2022 (see Note 2- Acquisitions and Dispositions).
(4)The year ended December 31, 2024 included the release of cumulative translation adjustments and deferred results on hedging activities upon the disposition of BP Bunge Bioenergia of $133 million and $9 million, respectively (see Note 2- Acquisitions and Dispositions).

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. EARNINGS PER SHARE
Share information provided below, including references to Net income attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s common shares prior to the Redomestication and Bunge’s registered shares after the Redomestication.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(US$ in millions, except for share data)	2024	2023	2022
Net income attributable to Bunge shareholders	$1,137	$2,243	$1,610

Weighted-average number of shares outstanding:
Basic	140,539,652	148,804,387	148,712,251
Effect of dilutive shares:
—stock options and awards (1)	1,683,569	1,983,530	2,455,629
—convertible preference shares (2)	—	—	1,966,874
Diluted	142,223,221	150,787,917	153,134,754

Earnings per share:
Net income attributable to Bunge shareholders—basic	$8.09	$15.07	$10.83
Net income attributable to Bunge shareholders—diluted	$7.99	$14.87	$10.51

(1)The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2024, 2023, and 2022.
(2)Effective March 23, 2022, in accordance with the terms of the certificate of designation governing the convertible preference shares, all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. Refer to Note 22- Equity for further information.

24. SHARE-BASED COMPENSATION
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
On May 15, 2024, Bunge established the Bunge 2024 Long-Term Incentive Plan ("2024 LTIP"), which allows for an additional issue of 5,000,000 shares and replaced the 2016 EIP, under which, beginning May 15, 2024, no further awards may be granted.
For the years ended December 31, 2024, 2023, and 2022, Bunge recognized approximately $65 million, $69 million, and $65 million, respectively, of total compensation expense related to its stock option and restricted stock unit equity awards.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the years ended December 31, 2024, 2023, and 2022, Bunge granted equity awards under the 2024 LTIP and the 2016 EIP, both shareholder approved plans. Under the 2024 LTIP and the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants, and independent contractors in the form of stock options, restricted stock units (performance-based or time-based) or other equity-based awards. Shares issued under the 2024 LTIP and the 2016 EIP may result from, in whole or in part, the capital band referenced in Bunge's articles of association, treasury shares, or shares reacquired by the Company in any manner, or a combination thereof.
Stock Option Awards—Options to purchase Bunge registered shares are granted with an exercise price equal to the grant date fair market value of Bunge registered shares, vest over service periods that generally range from one to three years and expire 10 years from the date of grant. Vesting may be accelerated in certain circumstances as provided in the plans or associated award agreements. Grant date fair value is recognized as compensation expense on a straight-line basis for option grants, and forfeitures are recognized as they occur. Bunge elected to cease awarding stock options to its employees beginning January 1, 2021. All awards previously granted have vested and have varying expiration dates through 2030.
Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive Bunge registered shares upon the lapse of related restrictions determined by the Compensation Committee. The Company has two types of RSUs: time-based restricted stock units ("TBRSUs") and performance-based restricted stock units ("PBRSUs"). Restrictions on TBRSUs are based on continued service by the recipient through the designated term. Restrictions on PBRSUs are based on the achievement of certain performance targets, including earnings per share, return on invested capital, and relative total shareholder return, with the number of PBRSUs earned varying based on the level of achievement against these performance targets. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock units. RSUs generally vest over periods ranging from one to three years. Vesting may be accelerated under certain circumstances as defined in the plans or associated award agreements. RSUs are generally settled in Bunge registered shares upon satisfaction of the applicable vesting terms, and forfeitures are recognized as they occur. In locations where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.
Under the 2017 NED Plan, the Compensation Committee may grant equity-based awards to non-employee directors of Bunge Global SA. Awards may consist of restricted stock, RSUs, deferred RSUs, and non-statutory stock options.
RSUs granted to non-employee directors generally vest on the first anniversary of the grant date, provided the director continues to serve on the Board until such date, and are settled in Bunge registered shares. At the time of settlement, a participant holding a vested restricted stock unit is also entitled to receive corresponding accrued dividend equivalent share payments.
The fair value of each stock option granted under any of the Plans is estimated on the grant date using the Black-Scholes-Merton option pricing model, utilizing inputs such as the expected volatility of Bunge registered shares, historical employee exercise behavior, the expected outstanding option term, and the risk-free interest rate associated with U.S. Treasury zero-coupon bonds.
A summary of option activity under the Plans for the year ended December 31, 2024 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (US$ in millions)
Outstanding at January 1, 2024	1,706,129	$55.01
Exercised	(165,902)	66.91
Forfeited or expired	(1,200)	81.00
Outstanding at December 31, 2024 (1)	1,539,027	53.71	4.02	$38
Exercisable at December 31, 2024	1,539,027	$53.71	4.02	$38
(1)Includes 15,020 options to be cash settled.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was approximately $5 million, $5 million, and $44 million, respectively.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of restricted stock unit activity under the Plans for the year ended December 31, 2024 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Time-based restricted stock units at January 1, 2024	1,166,604	$94.97
TBRSUs Granted	523,496	95.28
Vested/issued (1)	(433,739)	81.90
Forfeited	(47,134)	98.54
Time-based restricted stock units at December 31, 2024 (2) (3)	1,209,227	$99.26

Performance-based restricted stock units at January 1, 2024	674,404	$103.47
PBRSUs Granted	260,600	92.78
Additional PBRSUs granted on achievement of performance targets	233,190	88.79
Vested/issued (1)	(495,162)	89.31
Forfeited	(29,740)	105.26
Performance-based restricted stock units at December 31, 2024 (2)	643,292	$105.06

Total restricted stock units at December 31, 2024 (2)	1,852,519	$101.28

(1)During the year ended December 31, 2024, Bunge issued a total of 638,386 registered shares, net of shares withheld to cover taxes, including related shares representing accrued dividends, with a weighted-average fair value of $85.90 per share upon vesting of TBRSUs and PBRSUs.
(2)Includes accrued unvested dividends, which are payable in Bunge's registered shares upon vesting of underlying restricted stock units.
(3)Includes 14,180 TBRSUs to be cash settled.
At December 31, 2024, there was approximately $77 million of total unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over the next three years. The total grant date fair value of RSUs vested during the year ended December 31, 2024 was approximately $75 million.
Registered Shares Reserved for Share-Based Awards—The 2024 LTIP and 2017 NED Plan provide that 5,000,000 and 320,000 registered shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. At December 31, 2024, 4,958,767 and 131,642 registered shares were available for future grants under the 2024 LTIP Plan and 2017 NED Plan, respectively. No shares are currently available for grant under any other Bunge Global SA equity incentive plan.

25. LEASES
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
less ("short-term leases") are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
The Company’s operating leases range in length of term, with a weighted average remaining lease term of 8.2 years, and a maximum remaining term of 87 years for one water rights lease. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is generally based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2024, such weighted average discount rate on operating leases was 4.7%.
Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. All such variable payments, other than those that depend on an index or rate, are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 20- Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.
    The components of lease expense were as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023
Operating lease cost	$420	$507
Short-term lease cost	1,054	747
Variable lease cost	42	47
Total lease cost	$1,516	$1,301

The table below presents the finance lease-related assets and liabilities recorded on the consolidated balance sheets:

	December 31,
(US$ in millions)	2024	2023
Property, plant and equipment	$151	$124
Less: accumulated depreciation and depletion	(44)	(36)
Property, plant and equipment, net	$107	$88

Current portion of long-term debt	$7	$3
Long-term debt	80	57
Total finance lease liabilities	$87	$60

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$421	$506
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations (1)	$449	$403
(1) Comprises both operating and finance lease obligations.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Maturities of operating and finance lease liabilities as of December 31, 2024 were as follows:

(US$ in millions)	Operating leases	Finance leases
2025	$315	$12
2026	220	12
2027	134	9
2028	93	8
2029	50	7
Thereafter	265	93
Total lease payments (1)	1,077	141
Less imputed interest	(196)	(54)
Present value of lease liabilities, as separately presented on the consolidated balance sheet	$881	$87

(1)Minimum lease payments have not been reduced by minimum sublease income receipts of $57 million due in future periods under non-cancelable subleases as of December 31, 2024. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of up to five years. Additionally, from time to time, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available. Sublease income, generally recorded within Net sales, was $229 million and $176 million for the years ended December 31, 2024 and 2023, respectively.

    The Company is expected to have additional operating lease payments, primarily for ocean freight vessels that have not yet commenced, of $526 million. The operating leases are expected to commence between 2025 and 2027, with lease terms ranging between three and 48 years.
26. SEGMENT INFORMATION
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
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar & Bioenergy segment primarily comprises the net earnings from the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP. On October 1, 2024, Bunge completed the sale of our 50% interest in BP Bunge Bioenergia to BP. See Note 2- Acquisitions and Dispositions for further information.
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
Transfers between the segments are valued at market. The segment revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the fourth quarter of 2024, Bunge adopted ASU 2023-07. As a result, Bunge expanded its expense disclosures in the following table and included additional qualitative disclosures within this footnote.

	As of, and for the year ended, December 31, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$38,598	$12,771	$1,555	$130	$—	$53,054	$54	$53,108
Inter–segment revenues	7,299	251	85	—	(7,635)	—	—	—
Raw materials cost	(34,978)	(10,582)	(1,096)	(127)	—	(46,783)	(34)	(46,817)
Industrial expenses- fixed	(941)	(542)	(171)	—	—	(1,654)	(22)	(1,676)
Industrial expenses- variable	(522)	(226)	(38)	—	—	(786)	(4)	(790)
Depreciation	(243)	(134)	(32)	—	—	(409)	(23)	(432)
Cost of goods sold	(36,684)	(11,484)	(1,337)	(127)	—	(49,632)	(83)	(49,715)
Selling, general and administrative expenses	(603)	(416)	(97)	(2)	—	(1,118)	(658)	(1,776)
Foreign exchange (losses) gains – net	(171)	(20)	(3)	—	—	(194)	5	(189)
EBIT - Noncontrolling interests (1)	(9)	(35)	—	—	—	(44)	4	(40)
Other income (expense) – net	226	(57)	(6)	196	—	359	83	442
(Loss) income from affiliates	(56)	—	(1)	18	—	(39)	1	(38)
EBIT (2)	1,301	759	111	215	—	2,386	(594)	1,792
Total depreciation, depletion and amortization	(243)	(167)	(35)	—	—	(445)	(23)	(468)
Total assets	14,961	4,145	914	130	—	20,150	4,749	24,899
Capital expenditures	763	340	44	—	—	1,147	229	1,376

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$42,764	$14,603	$1,896	$235	$—	$59,498	$42	$59,540
Inter–segment revenues	8,360	176	175	—	(8,711)	—	—	—
Raw materials cost	(37,695)	(12,346)	(1,494)	(229)	—	(51,764)	(5)	(51,769)
Industrial expenses- fixed	(950)	(511)	(161)	—	—	(1,622)	(29)	(1,651)
Industrial expenses- variable	(581)	(254)	(43)	—	—	(878)	(4)	(882)
Depreciation	(217)	(123)	(31)	—	—	(371)	(22)	(393)
Cost of goods sold	(39,443)	(13,234)	(1,729)	(229)	—	(54,635)	(60)	(54,695)
Selling, general and administrative expenses	(592)	(425)	(95)	(1)	—	(1,113)	(602)	(1,715)
Foreign exchange gains – net	—	7	1	—	—	8	12	20
EBIT - Noncontrolling interests (1)	(70)	(21)	1	—	—	(90)	4	(86)
Other income (expense) – net	126	(65)	(7)	2	—	56	73	129
Income (loss) from affiliates	1	—	(1)	157	—	157	(17)	140
EBIT (3)	2,786	865	66	164	—	3,881	(548)	3,333
Depreciation, depletion and amortization	(217)	(179)	(33)	—	—	(429)	(22)	(451)
Total assets	16,000	3,969	984	471	—	21,424	3,948	25,372
Capital expenditures	551	429	45	—	—	1,025	97	1,122

	As of, and for the year ended, December 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$47,700	$16,850	$2,388	$259	$—	$67,197	$35	$67,232
Inter–segment revenues	10,200	306	564	—	(11,070)	—	—	—
Raw materials cost	(43,715)	(14,784)	(1,884)	(250)	—	(60,633)	(20)	(60,653)
Industrial expenses- fixed	(844)	(531)	(166)	—	—	(1,541)	(21)	(1,562)
Industrial expenses- variable	(649)	(266)	(48)	—	—	(963)	(3)	(966)
Depreciation	(202)	(111)	(30)	—	—	(343)	(26)	(369)
Cost of goods sold	(45,410)	(15,692)	(2,128)	(250)	—	(63,480)	(70)	(63,550)
Selling, general and administrative expenses	(532)	(357)	(102)	(1)	—	(992)	(377)	(1,369)
Foreign exchange gains (losses) – net	2	(14)	4	2	—	(6)	(5)	(11)
EBIT - Noncontrolling interests (1)	(45)	(12)	(1)	—	—	(58)	(9)	(67)
Other (expense) income – net	(67)	(29)	1	2	—	(93)	84	(9)
Income (loss) from affiliates	67	—	—	93	—	160	(55)	105
EBIT (4)	1,715	746	162	105	—	2,728	(397)	2,331
Depreciation, depletion and amortization	(203)	(146)	(32)	—	—	(381)	(27)	(408)
Total assets	16,486	3,886	1,195	334	—	21,901	2,679	24,580
Capital expenditures	312	169	30	—	—	511	44	555

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)Includes Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
(2)2024 EBIT includes $244 million of acquisition and integration costs, recorded in SG&A, Cost of goods sold and Other income (expense) - net, related to the announced Business Combination Agreement with Viterra; $195 million gain on sale of Bunge's 50% ownership share in BP Bunge Bioenergia, recorded in Other income (expense) - net; $19 million of charges related to the impairment of an equity method investment, recorded in (Loss) income from affiliates; and $6 million in insurance recoveries related to certain previously damaged property as a result of the Ukraine-Russia war, recorded in Cost of goods sold.
(3)2023 EBIT includes a mark-to-market gain of $29 million, recorded in Cost of goods sold, related to inventory recovered from Bunge's Mykolaiv and other facilities in Ukraine; $37 million of fixed asset impairment charges in North America, recorded in Cost of goods sold; $17 million of amortization charges, at Bunge's 80% share, recorded in SG&A, primarily related to the discontinuance of the Loders Croklaan trademark; $114 million of acquisition and integration costs, recorded in SG&A, related to the announced Business Combination Agreement with Viterra; $20 million impairment charge, recorded in Other income (expense) - net, related to the full impairment of a long-term investment held in Other non-current assets; and a $16 million impairment charge, recorded in (Loss) income from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.
(4)2022 EBIT includes $80 million of charges resulting from the Ukraine-Russia war, recorded in Cost of goods sold, primarily related to losses associated with inventories physically located in occupied territories in Ukraine or in difficult to access locations with high costs of recovery; $106 million of charges on the classification of our Russian oilseed processing business as held-for-sale, recorded in Cost of goods sold; a $29 million gain, at Bunge's then-70% share, related to the settlement of one of the Company’s international defined benefit pension plans, recorded in Other income (expense) - net; and $53 million of charges related to the impairment of two equity investments, recorded in (Loss) income from affiliates.
The Company’s CODM is the chief executive officer. Total reportable segment earnings before interest and taxes ("EBIT") is the key operating performance measure utilized by the CODM to evaluate reportable segment operating activities and performance. The CODM believes total reportable segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its reportable segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries. Further, the CODM uses total reportable segment EBIT to evaluate earnings generated from segment assets in deciding whether to reinvest earnings into a particular segment or into other parts of the entity, such as for acquisitions. EBIT is also used to monitor forecast versus actual results.
A reconciliation of Net income attributable to Bunge shareholders to Total reportable segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	2022
Net income attributable to Bunge shareholders	$1,137	$2,243	$1,610
Interest income	(163)	(148)	(71)
Interest expense	471	516	403
Income tax expense	336	714	388
Noncontrolling interests' share of interest and tax	11	8	1
Total EBIT	1,792	3,333	2,331
Less Corporate & Other EBIT	(594)	(548)	(397)
Total reportable segment EBIT	$2,386	$3,881	$2,728

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	2022
Agribusiness Processing Products	$27,981	$31,298	$32,804
Agribusiness Merchandising Products	10,617	11,466	14,896
Refined and Specialty Oil Products	12,771	14,603	16,850
Milling Products	1,555	1,896	2,388
Sugar and Bioenergy Products	130	235	259
Other Products	54	42	35
Total	$53,108	$59,540	$67,232
Geographic area information for Net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2024	2023	2022
Net sales to external customers:
Europe	$25,356	$24,333	$26,089
United States	14,187	15,819	16,939
Asia-Pacific	6,194	10,098	13,829
Brazil	3,810	4,771	5,487
Argentina	859	1,386	1,576
Canada	2,174	2,606	2,431
Rest of world	528	527	881
Total	$53,108	$59,540	$67,232

	Year Ended December 31,
(US$ in millions)	2024	2023
Long-lived assets: (1)
Europe	$1,182	$1,090
United States	2,361	1,733
Asia-Pacific	400	386
Brazil	758	775
Argentina	195	188
Canada	356	367
Rest of world	2	2
Total	$5,254	$4,541

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

	Year Ended December 31, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$36,467	$963	$2	$126	$—	$37,558
Sales from contracts with customers (ASC 606)	2,131	11,808	1,553	4	54	15,550
Net sales to external customers	$38,598	$12,771	$1,555	$130	$54	$53,108

	Year Ended December 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$40,331	$997	$152	$229	$—	$41,709
Sales from contracts with customers (ASC 606)	2,433	13,606	1,744	6	42	17,831
Net sales to external customers	$42,764	$14,603	$1,896	$235	$42	$59,540

	Year Ended December 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$44,553	$1,198	$154	$253	$—	$46,158
Sales from contracts with customers (ASC 606)	3,147	15,652	2,234	6	35	21,074
Net sales to external customers	$47,700	$16,850	$2,388	$259	$35	$67,232

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2024
Net sales	$13,417	$13,241	$12,908	$13,542	$53,108
Gross profit	876	664	772	1,081	3,393
Net income	252	73	233	630	1,188
Net income attributable to Bunge shareholders	244	70	221	602	1,137
Earnings per share—basic(1)
Net income attributable to Bunge shareholders - basic	$1.70	$0.49	$1.57	$4.41	$8.09
Earnings per share—diluted(1)
Net income attributable to Bunge shareholders - diluted	$1.68	$0.48	$1.56	$4.36	$7.99

2023
Net sales	$15,328	$15,049	$14,227	$14,936	$59,540
Gross profit	1,181	1,365	1,045	1,254	4,845
Net income	659	629	389	660	2,337
Net income attributable to Bunge shareholders	632	622	373	616	2,243
Earnings per share—basic(1)
Net income attributable to Bunge shareholders - basic	$4.21	$4.13	$2.50	$4.24	$15.07
Earnings per share—diluted(1)
Net income attributable to Bunge shareholders - diluted	$4.15	$4.09	$2.47	$4.18	$14.87
(1)Earnings per share attributable to Bunge shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2024 and 2023 may not equal the total computed for the year. See Note 23- Earnings per Share for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE GLOBAL SA
Dated:	February 20, 2025	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 20, 2025	By:	/s/ GREGORY A. HECKMAN
Gregory A. Heckman Chief Executive Officer and Director
February 20, 2025	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer
February 20, 2025	By:	/s/ J. MATT SIMMONS, JR.
J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 20, 2025	By:	/s/ ELIANE ALEIXO LUSTOSA DE ANDRADE
Eliane Aleixo Lustosa de Andrade Director
February 20, 2025	By:	/s/ SHEILA BAIR
Sheila Bair Director
February 20, 2025	By:	/s/ CAROL M. BROWNER
Carol M. Browner Director
February 20, 2025	By:	/s/ BERNARDO HEES
Bernardo Hees Director
February 20, 2025	By:	/s/ MICHAEL KOBORI
Michael Kobori Director
February 20, 2025	By:	/s/ MONICA MCGURK
Monica McGurk Director
February 20, 2025	By:	/s/ KENNETH SIMRIL
Kenneth Simril Director
February 20, 2025	By:	/s/ HENRY W. WINSHIP
Henry W. Winship Director
February 20, 2025	By:	/s/ MARK N. ZENUK
Mark N. Zenuk Director and Chair of the Board of Directors

S-2