Form 10-Q
period 2025-03-31
Bunge Global SA
filed 2025-05-07
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of May 5, 2025, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:134,404,972

BUNGE GLOBAL SA

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$11,643	$13,417
Cost of goods sold	(11,046)	(12,541)
Gross profit	597	876
Selling, general and administrative expenses	(380)	(439)
Interest income	59	42
Interest expense	(104)	(108)
Foreign exchange gains (losses) – net	25	(78)
Other income (expense) – net	82	68
Income (loss) from affiliates	5	8
Income (loss) before income tax	284	369
Income tax (expense) benefit	(80)	(117)
Net income (loss)	204	252
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	(8)
Net income (loss) attributable to Bunge shareholders (Note 18)	$201	$244
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$1.50	$1.70

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$1.48	$1.68
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$204	$252
Other comprehensive income (loss):
Foreign exchange translation adjustment	266	(184)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(3) in 2025 and $1 in 2024	(38)	38
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of zero in 2025 and 2024	—	(3)
Total other comprehensive income (loss)	228	(149)
Total comprehensive income (loss)	432	103
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16)	1
Total comprehensive income (loss) attributable to Bunge	$416	$104
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,245	$3,311
Trade accounts receivable (less allowances of $80 and $89) (Note 4)	2,334	2,148
Inventories (Note 5)	7,817	6,491
Assets held for sale (Note 2)	177	8
Other current assets (Note 6)	3,800	4,000
Total current assets	17,373	15,958
Property, plant and equipment, net	5,511	5,254
Operating lease assets	996	932
Goodwill	463	453
Other intangible assets, net	319	321
Investments in affiliates	800	779
Deferred income taxes	648	645
Other non-current assets (Note 7)	550	557
Total assets	$26,660	$24,899
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$1,328	$875
Current portion of long-term debt (Note 13)	675	669
Trade accounts payable (includes $616 and $388 carried at fair value) (Note 11)	3,831	2,777
Current operating lease obligations	285	286
Liabilities held for sale (Note 2)	72	10
Other current liabilities (Note 10)	2,344	2,818
Total current liabilities	8,535	7,435
Long-term debt (Note 13)	4,714	4,694
Deferred income taxes	373	379
Non-current operating lease obligations	659	595
Other non-current liabilities (Note 16)	786	847
Redeemable noncontrolling interest	49	4
Equity (Note 17):
Registered shares, par value $.01; authorized not issued – 86,861,666 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2025 – 134,396,552 shares, 2024 – 133,964,235 shares	1	1
Additional paid-in capital	5,490	5,325
Retained earnings	13,034	12,838
Accumulated other comprehensive income (loss) (Note 17)	(6,436)	(6,702)
Treasury shares, at cost; 2025 - 20,885,990 shares and 2024 - 21,318,307 shares	(1,511)	(1,549)
Total Bunge shareholders’ equity	10,578	9,913
Noncontrolling interests	966	1,032
Total equity	11,544	10,945
Total liabilities, redeemable noncontrolling interest and equity	$26,660	$24,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$204	$252
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(84)	(2)
Depreciation, depletion and amortization	120	112
Share-based compensation expense	19	17
Deferred income tax expense (benefit)	22	(10)
Results from affiliates	(5)	(8)
Other, net	25	23
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(136)	284
Inventories	(1,245)	(484)
Secured advances to suppliers	(39)	34
Trade accounts payable and accrued liabilities	898	774
Advances on sales	(140)	(30)
Net unrealized (gains) losses on derivative contracts	27	249
Margin deposits	21	(227)
Recoverable and income taxes, net	77	(11)
Marketable securities	(35)	(6)
Other, net	(14)	27
Cash provided by (used for) operating activities	(285)	994
INVESTING ACTIVITIES
Payments made for capital expenditures	(310)	(236)
Proceeds from investments	339	239
Payments for investments	(455)	(351)
Settlements of net investment hedges	4	(9)
Proceeds from sale of investments in affiliates	100	—
Payments for investments in affiliates	(25)	(16)
Other, net	67	(23)
Cash provided by (used for) investing activities	(280)	(396)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	118	219
Proceeds from short-term debt with maturities greater than three months	495	238
Repayments of short-term debt with maturities greater than three months	(160)	(233)
Proceeds from long-term debt	1	15
Repayments of long-term debt	(56)	(1)
Repurchases of registered shares	—	(400)
Dividends paid to registered and common shareholders	(91)	(95)
Capital contributions from (Return of capital to) noncontrolling interest	7	15
Sale of redeemable noncontrolling interest	206	—
Acquisition of noncontrolling interest	(18)	—
Other, net	(12)	(17)
Cash provided by (used for) financing activities	490	(259)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(4)	(9)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(79)	330
Cash and cash equivalents, and restricted cash - beginning of period	3,328	2,623
Cash and cash equivalents, and restricted cash - end of period	$3,249	$2,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income (loss)	(1)	—	—	—	—	—	201	—	4	205
Other comprehensive income (loss)	—	—	—	—	—	—	—	215	13	228
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(1)	(1)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	7	7
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	4	—	—	(89)	(85)
Share-based compensation expense	—	—	—	—	—	19	—	—	—	19
Issuance of registered shares, including stock dividends	—	432,317	—	(432,317)	38	(47)	(5)	—	—	(14)
Balance, March 31, 2025	$49	134,396,552	$1	20,885,990	$(1,511)	$5,490	$13,034	$(6,436)	$966	$11,544

		Registered Shares		Treasury Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net income (loss)		—	—	—	—	—	244	—	8	252
Other comprehensive income (loss)	—	—	—	—	—	—	—	(140)	(9)	(149)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	15	15
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Repurchase of registered shares	—	(4,376,974)	—	4,376,974	(400)	—	—	—	—	(400)
Issuance of registered shares, including stock dividends	—	639,767	—	(639,767)	42	(63)	—	—	—	(21)
Balance, March 31, 2024	$1	141,582,461	$1	19,847,011	$(1,431)	$5,854	$12,321	$(6,194)	$977	$11,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2024 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, forming part of Bunge’s 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025.
Effective January 1, 2025, Bunge's Sugar & Bioenergy reporting segment has been reclassified to Corporate and Other. Corresponding prior period amounts have been restated to conform to current period presentation. See Note 19 - Segment Information for further details.
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

(US$ in millions)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$3,245	$2,939
Restricted cash included in Other current assets	4	14
Total	$3,249	$2,953
Cash paid for income taxes, net of refunds received, was $2 million and $102 million for the three months ended March 31, 2025, and 2024, respectively. Cash paid for interest expense was $111 million and $102 million for the three months ended March 31, 2025, and 2024, respectively.
New Accounting Pronouncements and Disclosure Rules
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the "Rules"). The Rules require disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the Rules require presentation of certain climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final Rules pending completion of judicial review following certain legal challenges. Further, in March 2025, the SEC voted to end its defense of the Rules. Bunge is currently monitoring the status of the ongoing litigation.

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
Under the terms of the Business Combination Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.0 billion as of March 31, 2025 and receive approximately $2.0 billion in cash (collectively the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any share repurchases by Bunge occurring after June 13, 2023.
In connection with the execution of the Business Combination Agreement, Bunge secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, Bunge completed the sale and issuance of three tranches of unsecured senior notes ("Senior Notes") for an aggregate principal amount of $2.0 billion. See Note 13 - Debt for further information. As a result of the Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion to $6.0 billion. Additionally, as discussed further below, Bunge completed the divestment of 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"), in early March 2025. As a result, the $6.0 billion Acquisition Financing commitment was reduced by an additional $225 million with $5.8 billion available as of March 31, 2025. Bunge intends to use a portion of the proceeds from the Acquisition Financing and Senior Notes issuance to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.
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
The Acquisition is subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals, which we expect to receive in due course. The Business Combination Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Business Combination Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.

Additionally, on June 12, 2023 in contemplation of the Business Combination Agreement, Bunge's Board of Directors approved the expansion of an existing share repurchase program resulting in an aggregate purchase authorization of $2.0 billion for the repurchase of Bunge's issued and outstanding shares. On November 13, 2024, Bunge Global SA's Board of Directors authorized the repurchase of an additional $500 million of its issued and outstanding registered shares. During the period June 13, 2023 through March 31, 2025, Bunge repurchased 17,558,624 shares for $1.7 billion. Therefore, as of March 31, 2025, an aggregate purchase authorization of $800 million remains outstanding for repurchases under the program. See Note 17 - Equity for further details on share repurchases.
CJ Latam and Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund (collectively, "CJ") to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, “CJ Selecta”). Operations of CJ Selecta primarily consist of an oilseed processing facility located in Brazil.
In April 2025, the definitive share purchase agreement between Bunge and CJ with respect to the acquisition of CJ Selecta was formally terminated. Bunge exercised its right to terminate the definitive share purchase agreement pursuant to the agreement's terms. Subsequently, CJ has also communicated its intent to terminate the agreement, and the parties have exchanged communications regarding certain rights and obligations under the agreement.
Dispositions
North America Corn Milling Business Disposition
On April 8, 2025, Bunge entered into an agreement to sell substantially all of its corn milling business in North America to Grain Craft, LLC in exchange for cash proceeds of $450 million, subject to certain closing adjustments. The net book value of assets and liabilities in the disposal group as of March 31, 2025 was approximately $295 million. The transaction, which is subject to customary closing conditions, is expected to close in mid-2025.
European Margarines and Spreads Business Disposition
On March 21, 2025, Bunge entered into an agreement to sell its European margarines and spreads business to Vandemoortele Lipids NV for cash proceeds of approximately $239 million, subject to certain closing adjustments. Completion of the sale is subject to customary closing conditions, including regulatory approval, and it is expected to close in 2026.
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of March 31, 2025. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $168 million and $3 million under the Refined and Specialty Oils segment and Corporate and Other, respectively. Liabilities held for sale comprise $65 million and $2 million under the Refined and Specialty Oils segment and Corporate and Other, respectively.

(US$ in millions)	March 31, 2025
Trade accounts receivable (less allowances of zero)	$37
Inventories	39
Other current assets	7
Property, plant and equipment, net	72
Operating lease assets	1
Goodwill & Other intangible assets, net	12
Deferred income taxes	3
Total assets held for sale	$171

Trade accounts payable and accrued liabilities	$54
Other current liabilities	1
Deferred income taxes	2
Non-current operating lease obligations	1
Other non-current liabilities	9
Total liabilities held for sale	$67
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement with BP Biofuels Brazil Investment Limited ("BP") to sell its 50% ownership share in BP Bunge Bioenergia. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement for a total net amount of $828 million in consideration inclusive of certain closing adjustments for the value of net working capital and net debt, among other items. As of December 31, 2024, $728 million in cash consideration had been received. Also, per the terms of the agreement, a $100 million deferred payment was received in early 2025 and recorded as a cash inflow within Proceeds from sale of investments in affiliates on the 2025 condensed consolidated statement of cash flows.
In connection with the transaction, Bunge has agreed to indemnify BP against future losses associated with certain legal claims as defined in the share purchase agreement. As a consequence, Bunge recognized a liability of $95 million upon transaction close in accordance with ASC 460, Guarantees and ASC 450, Contingencies. See Note 15 - Commitments and Contingencies for more information.
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge agreed to divest 40% of its Spanish operating subsidiary, BISA. BISA operates three industrial facilities in the Iberian Peninsula. On March 4, 2025, the transaction closed in accordance with the terms of the definitive stock purchase agreement for a total net amount of approximately $206 million in cash and $80 million in deferred consideration. Following transaction close, Bunge retains a controlling financial interest in BISA and continues to consolidate the entity. Cash consideration received has been recorded as a financing cash inflow within Sale of redeemable noncontrolling interest in the condensed consolidated statement of cash flows.

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
            As of March 31, 2025, and December 31, 2024, time deposits and LCs of $6,890 million and $6,914 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At March 31, 2025, and December 31, 2024, time deposits, including those presented on a net basis, carried weighted-average interest rates of 4.88% and 5.22%, respectively. During the three months ended March 31, 2025, and 2024, total net proceeds from discounting of LCs were $1,699 million and $1,910 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. Additionally, Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of March 31, 2025 or December 31, 2024. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three month periods ended March 31, 2025, and 2024.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Three Months Ended March 31, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	9	—	9
Recoveries	(9)	—	(9)
Write-offs charged against the allowance	(11)	—	(11)
Foreign exchange translation differences	2	1	3
Allowance as of March 31, 2025	$80	$25	$105
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Three Months Ended March 31, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	12	—	12
Recoveries	(12)	—	(12)
Write-offs charged against the allowance	(4)	(1)	(5)
Foreign exchange translation differences	—	(1)	(1)
Allowance as of March 31, 2024	$100	$30	$130
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
Under the Program's pledge structure, Bunge Securitization B.V. ("BSBV"), a consolidated bankruptcy remote special purpose entity, transfers certain trade receivables to the Purchasers in exchange for a cash payment up to the aggregate size of the Program. BSBV also retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s condensed consolidated statements of cash flows.

(US$ in millions)	March 31, 2025	December 31, 2024
Receivables sold which were derecognized from Bunge's balance sheet	$1,083	$1,148
Receivables pledged to the administrative agent and included in Trade accounts receivable	$161	$123
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2025	2024
Gross receivables sold	$3,091	$2,925
Proceeds received in cash related to transfers of receivables	$3,078	$2,915
Cash collections from customers on receivables previously sold	$3,156	$2,975
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$13	$10

5.    INVENTORIES
Inventories by reportable segment and Corporate and Other consist of the following:

(US$ in millions)	March 31, 2025	December 31, 2024
Agribusiness	$6,494	$5,090
Refined and Specialty Oils	1,114	1,188
Milling	205	209
Corporate and Other	4	4
Total	$7,817	$6,491
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.
RMI by reportable segment consist of the following:

(US$ in millions)	March 31, 2025	December 31, 2024
Agribusiness	$6,183	$4,819
Refined and Specialty Oils	278	339
Milling	38	66
Total	$6,499	$5,224

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2025	December 31, 2024
Unrealized gains on derivative contracts, at fair value	$1,062	$1,286
Prepaid commodity purchase contracts (1)	271	216
Secured advances to suppliers, net (2)	216	239
Recoverable taxes, net	305	315
Margin deposits	557	579
Marketable securities and other short-term investments (3)	638	484
Income taxes receivable	139	122
Prepaid expenses	204	164
Restricted cash	4	17
Disposition receivable (4)	80	100
Insurance recovery receivable (5)	—	52
Other	324	426
Total	$3,800	$4,000
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $5 million at March 31, 2025, and December 31, 2024.

(-)    Interest earned on secured advances to suppliers of $5 million and $10 million for the three months ended March 31, 2025, and 2024, respectively.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	March 31, 2025	December 31, 2024
Foreign government securities	$296	$229
Certificates of deposit/time deposits	237	136
Equity securities	19	21
Other	86	98
Total	$638	$484
As of March 31, 2025, and December 31, 2024, $552 million and $386 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended March 31, 2025, and 2024, unrealized gains/(losses) of $21 million and $(1) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at March 31, 2025, and 2024.
(4)    On October 1, 2024, Bunge completed the sale of our 50% ownership share in BP Bunge Bioenergia to BP. In connection with the sale, a disposition receivable of $100 million was recorded at December 31, 2024 and collected in the first quarter of 2025. In addition, on March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at March 31, 2025. See Note 2 - Acquisitions and Dispositions for further information.
(5)    In the year ended December 31, 2024, the Company recognized an insurance recovery related to the Ukraine-Russia war of $52 million attributable to business interruption. The insurance recovery was collected in the first quarter of 2025.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2025	December 31, 2024
Recoverable taxes, net (1)	$21	$19
Judicial deposits (1)	91	86
Other long-term receivables, net (2)	15	14
Income taxes receivable (1)	70	125
Long-term investments (3)	175	174
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	65	23
Unrealized gains on derivative contracts, at fair value	3	—
Other	102	108
Total	$550	$557
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of March 31, 2025, and December 31, 2024, $15 million and $14 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $8 million and $9 million at March 31, 2025, and December 31, 2024, respectively.

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

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2025, and the year ended December 31, 2024, was $89 million and $67 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2025		December 31, 2024
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$30	$28	$28	$26
Renegotiated amounts	3	1	3	1
For which no allowance has been provided:
Legal collection process (1)	7	—	6	—
Renegotiated amounts (2)	1	—	1	—
Other long-term receivables (3)	53	—	12	—
Total	$94	$29	$50	$27
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2025	2024
Allowance as of January 1	$27	$31
Bad debt provisions	—	1
Recoveries	—	—
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	2	(1)
Allowance as of March 31	$29	$31

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Investment in Affiliates
Terminal XXXIX De Santos S.A. (“T-39”)
On May 29, 2024, Bunge entered into a share purchase agreement to indirectly acquire a 25% interest of T-39. The acquisition price for Bunge's 25% interest is Brazilian reais ("R$") 300 million (approximately $52 million). T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. The transaction is expected to close in the first half of 2025, subject to customary closing conditions.

Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. In November 2024, Bunge exercised the Option, and on March 20, 2025 the transaction closed in accordance with the terms of the Option. As a result, Bunge acquired all the shares of TGSC for R$485 million (approximately $85 million) in consideration, inclusive of certain closing adjustments.
Prior to March 20, 2025, TGSC was a VIE as a result of having insufficient equity at risk. Bunge was the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity since the third quarter of 2023. As all of TGSC’s equity was held by a third-party, Bunge reflected all TGSC earnings and equity as attributable to noncontrolling interests in the condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Following the close of the transaction, TGSC is no longer a VIE. Upon TGSC becoming a consolidated wholly-owned subsidiary of Bunge, the noncontrolling interest was eliminated and the difference between consideration paid and noncontrolling interest, at the transaction close date, was recorded in Additional paid-in capital on the condensed consolidated balance sheet.
Further, Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$457	$534
Trade accounts receivable	1	2
Inventories	51	54
Other current assets	27	35
Total current assets	536	625
Property, plant and equipment, net	459	455
Other intangible assets, net	—	69
Total assets	$995	$1,149

Current liabilities:
Trade accounts payable and accrued liabilities	$68	$80
Other current liabilities	30	34
Total current liabilities	98	114
Long-term debt	—	50
Other non-current liabilities	—	10
Total liabilities	$98	$174
Non-Consolidated Variable Interest Entities
For information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company's related maximum exposure to losses associated with such investments, please refer to Note 11 - Investments in Affiliates and Variable Interest Entities, included in the Company's 2024 Annual Report on Form 10-K.

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
Income tax expense for the three months ended March 31, 2025, and 2024, was $80 million and $117 million, respectively. The effective tax rate for the three months ended March 31, 2025, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings. The effective tax rate for the three months ended March 31, 2024, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and unfavorable adjustments related to foreign currency fluctuations in South America.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2025	December 31, 2024
Unrealized losses on derivative contracts at fair value	$929	$1,082
Accrued liabilities	743	840
Advances on sales (1)	363	501
Dividends payable (2)	—	91
Income tax payable	87	80
Other	222	224
Total	$2,344	$2,818
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
For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2024 Annual Report on Form 10-K.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2025				December 31, 2024
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84	$15	$—	$99	$86	$42	$—	$128
Readily marketable inventories (Note 5)	—	5,137	1,362	6,499	—	4,805	419	5,224
Unrealized gain on derivative contracts (2):
Interest rate	—	6	—	6	—	15	—	15
Foreign exchange	—	347	—	347	—	422	—	422
Commodities	44	439	108	591	82	549	134	765
Freight	40	—	—	40	40	—	—	40
Energy	78	—	—	78	42	—	—	42
Credit	—	3	—	3	—	2	—	2
Other (3)	457	110	—	567	325	75	—	400
Total assets	$703	$6,057	$1,470	$8,230	$575	$5,910	$553	$7,038
Liabilities:
Trade accounts payable (1)	$—	$315	$301	$616	$—	$326	$62	$388
Unrealized loss on derivative contracts (4):
Interest rate	—	175	—	175	—	258	—	258
Foreign exchange	—	301	—	301	—	494	—	494
Commodities	58	353	80	491	71	309	104	484
Freight	42	—	—	42	38	—	—	38
Energy	80	—	—	80	38	—	—	38
Credit	—	3	—	3	—	2	—	2
Total liabilities	$180	$1,147	$381	$1,708	$147	$1,389	$166	$1,702
(1)    These payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $3 million and zero included in Other non-current assets at March 31, 2025, and December 31, 2024, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $163 million and $232 million included in Other non-current liabilities at March 31, 2025, and December 31, 2024, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025, and 2024. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2025
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2025	$419	$30	$(62)	$387
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	74	(6)	8	76
Purchases	1,025	—	(262)	763
Sales	(574)	—	—	(574)
Settlements	—	—	22	22
Transfers into Level 3	565	3	(4)	564
Transfers out of Level 3	(167)	(1)	1	(167)
Translation adjustment	20	2	(4)	18
Balance, March 31, 2025	$1,362	$28	$(301)	$1,089
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $76 million, $(9) million and $8 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2025.

	Three Months Ended March 31, 2024
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2024	$662	$71	$(232)	$501
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	219	(45)	7	181
Purchases	749	—	(382)	367
Sales	(602)	—	—	(602)
Settlements	—	—	73	73
Transfers into Level 3	412	5	(87)	330
Transfers out of Level 3	(452)	(5)	10	(447)
Translation adjustment	(12)	—	7	(5)
Balance, March 31, 2024	$976	$26	$(604)	$398
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $214 million, $(26) million and $7 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2024.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2025. Of the amount currently in Accumulated other comprehensive income (loss), less than $1 million of deferred results are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	March 31, 2025	December 31, 2024	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$4,900	$4,900	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(170)	$(246)	$ Notional
Carrying value of hedged debt	$4,700	$4,600	$ Notional

Cash flow hedges of currency risk
Foreign currency option - notional amount	$90	$120	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$794	$550	$ Notional

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
The table below summarizes the volume of economic derivatives as of March 31, 2025, and December 31, 2024. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2025		2024		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$267	$(1,178)	$234	$(1,420)	$ Notional
Futures	$—	$(125)	$—	$(69)	$ Notional
Forwards	$441	$(432)	$—	$—	$ Notional
Currency
Forwards	$9,376	$(9,834)	$8,439	$(8,961)	$ Notional
Swaps	$4,082	$(2,321)	$3,566	$(2,105)	$ Notional
Futures	$282	$—	$—	$(15)	$ Notional
Options	$52	$(31)	$107	$(60)	Delta
Agricultural commodities
Forwards	23,477,683	(34,575,467)	25,166,668	(35,384,917)	Metric Tons
Futures	—	(2,273,104)	—	(3,699,452)	Metric Tons
Options	713,757	(2,137)	11,835	(116,481)	Metric Tons
Ocean freight
FFA	—	(9,029)	—	(7,484)	Hire Days
Natural gas
Forwards	300	—	—	—	MMBtus
Swaps	1,305,924	—	1,114,929	—	MMBtus
Futures	7,032,973	—	7,058,632	—	MMBtus
Electricity
Futures	99,564	—	123,565	—	Mwh
Energy - other
Swaps	237,920	—	339,947	—	Metric Tons
Energy - CO2
Futures	510,000	—	418,000	—	Metric Tons
Other
Swaps and futures	$120	$(130)	$90	$(90)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2025, and 2024.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2025	2024
Income statement classification	Type of derivative
Cost of goods sold
Hedge accounting	Foreign currency	$—	$1
Economic hedges	Foreign currency	125	18
	Commodities	(145)	—
	Other (1)	9	(149)
Total Cost of goods sold		$(11)	$(130)

Interest expense
Hedge accounting	Interest rate	$(22)	$(31)

Foreign exchange (losses) gains – net
Economic hedges	Foreign currency	$45	$(26)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$6	$10
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(44)	$28

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$—	$3
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	March 31, 2025	December 31, 2024
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$—
Commercial paper	—	—
Other short-term debt	1,328	875
Total Short-term debt	1,328	875
Current portion of long-term debt	675	669
Total Short-term debt and Current portion of long-term debt (1)	2,003	1,544
Long-term debt: (2)
Term loan due 2027 - SOFR plus 1.125%	250	250
Term loan due 2028 - SOFR plus 1.325%	250	250
1.63% Senior Notes due 2025	600	599
3.25% Senior Notes due 2026	699	699
3.75% Senior Notes due 2027	598	598
4.10% Senior Notes due 2028(3)	397	397
4.20% Senior Notes due 2029(3)	793	793
2.75% Senior Notes due 2031	993	993
4.65% Senior Notes due 2034(3)	791	790
Cumulative adjustment to long-term debt from application of hedge accounting	(193)	(269)
Other long-term debt	211	263
Subtotal (4)	5,389	5,363
Less: Current portion of long-term debt	(675)	(669)
Total Long-term debt (5)	4,714	4,694
Total debt	$6,717	$6,238
(1)    Includes secured debt of $331 million and $187 million at March 31, 2025, and December 31, 2024, respectively.
(2)    Variable interest rates are as of March 31, 2025.
(3)    See Viterra Acquisition Financing section within Note 13 - Debt below for further details.
(4)    The fair value (Level 2) of long-term debt, including current portion, is $5,375 million and $5,373 million at March 31, 2025, and December 31, 2024, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(5)    Includes secured debt of $83 million and $131 million at March 31, 2025, and December 31, 2024, respectively.

Updates to Revolving Credit Facilities
On February 21, 2025, Bunge executed an extension supplement to its existing $1.1 billion 364-day revolving credit agreement (the “$1.1 Billion 364-day Revolving Credit Agreement”) with a group of lenders, extending the maturity date from April 11, 2025 to April 10, 2026. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 364-day Revolving Credit Agreement by an aggregate amount up to $250 million, pursuant to an accordion provision.
Viterra Acquisition Financing
As described in Note 2 - Acquisitions and Dispositions, Bunge secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the Acquisition. Subsequently, the $7.7 billion financing commitment has been reduced to $5.5 billion, as a result of the $2.0 billion Senior Notes issuance discussed further below and $225 million from proceeds received from the divestiture of 40% of BISA as discussed in Note 2 - Acquisitions and Dispositions. The $5.5 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the Acquisition.
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
14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 10% or less of total Cost of goods sold for the three months ended March 31, 2025, and 2024. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three months ended March 31, 2025, and 2024.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2025, and 2024, such services were not material to the Company's consolidated results.
At March 31, 2025, and December 31, 2024, receivables related to the above related party transactions comprised approximately 4% or less of total Trade accounts receivable. At March 31, 2025, and December 31, 2024, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At March 31, 2025, and December 31, 2024, advances to unconsolidated investees comprised approximately 3% or less of total Other current assets and 7% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2024. Included in Other non-current liabilities as of March 31, 2025, and December 31, 2024, are the following amounts related to these matters:

(US$ in millions)	March 31, 2025	December 31, 2024
Non-income tax claims	$25	$19
Labor claims	43	50
Civil and other claims	199	194
Total	$267	$263
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amounts.
As of March 31, 2025, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	March 31, 2025	December 31, 2024
ICMS	1990 to Present	$137	$128
PIS/COFINS	2002 to Present	$461	$427

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2025:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$14	$154
Residual value guarantee (2)	—	377
Other guarantees	—	14
Total	$14	$545
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such guaranteed debt facilities at March 31, 2025, Bunge's potential liability was $131 million, and it has recorded $14 million of obligations and potential losses related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2025 through 2029. At March 31, 2025, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
Indemnities—Bunge has issued or was a party to the following indemnities at March 31, 2025:
On October 1, 2024, Bunge agreed to indemnify the buyer in relation to the sale of its ownership interest in BP Bunge Bioenergia against future losses associated with certain legal claims as defined in the share purchase agreement. Indemnities for new claims generally expire between six and ten years from the transaction closing date and there is no expiration period for existing claims. At both March 31, 2025 and December 31, 2024, Bunge has recognized a $95 million obligation related to existing indemnity claims within Other non-current liabilities and has maximum potential future payments of $1,357 million.
In connection with the disposition of Bunge's Russian operations, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires in February 2030. At both March 31, 2025 and December 31, 2024, Bunge has recognized a $9 million obligation related to this indemnity within Other non-current liabilities and has maximum potential future payments of $235 million.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	March 31, 2025	December 31, 2024
Labor, legal, and other provisions	$286	$281
Pension, post-retirement, and post-employment obligations	164	170
Uncertain income tax positions (1)	76	75
Unrealized losses on derivative contracts, at fair value (2)	163	232
Other	97	89
Total	$786	$847
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — On November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million, bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of March 31, 2025, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining outstanding for repurchases under the program. During the three months ended March 31, 2025, Bunge did not repurchase any shares.
Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended March 31,
	2025	2024
Dividends paid per share	$0.68	$0.6625
Dividend distributions are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. On May 15, 2024, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.72 per share, payable in four equal quarterly installments of $0.68 per share beginning in the second quarter of fiscal year 2024 and ending in the first quarter of fiscal year 2025. The next annual shareholder meeting is scheduled to occur on May 15, 2025 with a proposal for the approval of a cash dividend distribution in the amount of $2.80 per share, payable in four equal quarterly installments of $0.70 per share.
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At March 31, 2025, and December 31, 2024, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled zero and $91 million, respectively, see Note 10- Other Current Liabilities.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(6,253)	$(309)	$(140)	$(6,702)
Other comprehensive income (loss) before reclassifications	253	(38)	—	215
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Sale of redeemable noncontrolling interest	48	3	—	51
Balance, March 31, 2025	$(5,952)	$(344)	$(140)	$(6,436)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(5,489)	$(445)	$(120)	$(6,054)
Other comprehensive income (loss) before reclassifications	(175)	38	—	(137)
Amount reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Balance, March 31, 2024	$(5,664)	$(410)	$(120)	$(6,194)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(US$ in millions, except for share data)	2025	2024
Net income (loss) attributable to Bunge shareholders	$201	$244

Weighted-average number of shares outstanding:
Basic	134,061,601	143,501,016
Effect of dilutive shares:
—stock options and awards (1)	1,346,222	1,913,123
Diluted	135,407,823	145,414,139

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$1.50	$1.70
Net income (loss) attributable to Bunge shareholders—diluted	$1.48	$1.68
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three months ended March 31, 2025, and 2024, respectively.

19.    SEGMENT INFORMATION
The Company's operations are organized, managed, and classified into three reportable segments - Agribusiness, Refined and Specialty Oils, and Milling, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.
Effective January 1, 2025, Bunge is no longer separately presenting a Sugar & Bioenergy segment. Prior period amounts in the Sugar & Bioenergy segment have been reclassified to Corporate and Other. Prior to the January 1, 2025 change, the Sugar & Bioenergy segment was primarily comprised of our previously owned 50% interest in the BP Bunge Bioenergia joint venture. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn.
Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker ("CODM") exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities. It also includes historical results of Bunge's previously recognized Sugar & Bioenergy segment as discussed above.
Transfers between segments are valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended March 31, 2025
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$8,161	$3,092	$375	$—	$11,628	$15	$11,643
Inter–segment revenues	1,672	82	66	(1,820)	—	—	—
Raw materials cost	(7,454)	(2,631)	(273)	—	(10,358)	—	(10,358)
Industrial expenses- fixed	(216)	(134)	(41)	—	(391)	5	(386)
Industrial expenses- variable	(126)	(55)	(9)	—	(190)	(1)	(191)
Depreciation	(62)	(35)	(8)	—	(105)	(6)	(111)
Cost of goods sold	(7,858)	(2,855)	(331)	—	(11,044)	(2)	(11,046)
Selling, general and administrative expenses	(135)	(100)	(23)	—	(258)	(122)	(380)
Foreign exchange (losses) gains – net	29	(4)	(2)	—	23	2	25
EBIT - Noncontrolling interests (1)	2	(3)	—	—	(1)	—	(1)
Other income (expense) - net	62	(10)	(1)	—	51	31	82
Income (loss) from affiliates	9	(4)	—	—	5	—	5
EBIT	270	116	18	—	404	(76)	328
Depreciation, depletion and amortization	(62)	(43)	(9)	—	(114)	(6)	(120)
Total assets	16,758	4,232	1,020	—	22,010	4,650	26,660
Capital expenditures	167	78	3	—	248	62	310

	Three Months Ended March 31, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$9,740	$3,240	$381	$—	$13,361	$56	$13,417
Inter–segment revenues	1,756	71	70	(1,897)	—	—	—
Raw materials cost	(8,869)	(2,661)	(259)	—	(11,789)	(46)	(11,835)
Industrial expenses- fixed	(227)	(129)	(43)	—	(399)	—	(399)
Industrial expenses- variable	(132)	(59)	(11)	—	(202)	(1)	(203)
Depreciation	(58)	(32)	(8)	—	(98)	(6)	(104)
Cost of goods sold	(9,286)	(2,881)	(321)	—	(12,488)	(53)	(12,541)
Selling, general and administrative expenses	(155)	(100)	(25)	—	(280)	(159)	(439)
Foreign exchange (losses) gains – net	(62)	(11)	—	—	(73)	(5)	(78)
EBIT - Noncontrolling interests (1)	3	(6)	—	—	(3)	1	(2)
Other income (expense) - net	53	(16)	(2)	—	35	33	68
Income (loss) from affiliates	(15)	—	—	—	(15)	23	8
EBIT	278	226	33	—	537	(104)	433
Depreciation, depletion and amortization	(58)	(40)	(8)	—	(106)	(6)	(112)
Total assets	16,529	3,907	944	—	21,380	4,441	25,821
Capital expenditures	134	50	11	—	195	41	236

(1)     Includes Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.

The Company’s CODM is the chief executive officer. Total reportable segment earnings before interest and taxes ("EBIT") is the key operating performance measure utilized by the CODM to evaluate reportable segment operating activities and performance. The CODM believes total reportable segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its reportable segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries. Further, the CODM uses total reportable segment EBIT to evaluate earnings generated from segment assets in deciding whether to reinvest earnings into a particular segment or into other parts of the entity, such as through acquisitions. EBIT is also used to monitor forecast versus actual results.
A reconciliation of Net income (loss) attributable to Bunge to Total reportable segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2025	2024
Net income (loss) attributable to Bunge	$201	$244
Interest income	(59)	(42)
Interest expense	104	108
Income tax expense (benefit)	80	117
Noncontrolling interests' share of interest and tax	2	6
Total EBIT	328	433
Less Corporate & Other EBIT	(76)	(104)
Total reportable segment EBIT	$404	$537

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

	Three Months Ended March 31, 2025
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$7,777	$192	$11	$—	$7,980
Sales from contracts with customers (ASC 606)	384	2,900	364	15	3,663
Net sales to external customers	$8,161	$3,092	$375	$15	$11,643

	Three Months Ended March 31, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,285	$146	$—	$42	$9,473
Sales from contracts with customers (ASC 606)	455	3,094	381	14	3,944
Net sales to external customers	$9,740	$3,240	$381	$56	$13,417

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
•changes in government policies and laws affecting our business, including agricultural and trade policies including tariff policies, financial markets regulation and environmental, tax and biofuels regulation;
•the impact of seasonality;
•the impact of government policies and regulations;
•the outcome of pending regulatory and legal proceedings;
•our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances, including without limitation Bunge’s pending business combination with Viterra Limited;
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
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2025 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2024, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended March 31, 2025, for a discussion of our internal controls over financial reporting.
Non-U.S. GAAP Financial Measures
Total earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate reportable segment operating activities as well as Corporate and Other results. Bunge also uses Segment EBIT, Corporate and Other EBIT, and Total EBIT to evaluate the operating performance of Bunge’s reportable segments and Total reportable segments together with Corporate and Other activities. Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling reportable segments. Total EBIT is the aggregate of the EBIT of Bunge’s reportable segments, together with Corporate and Other activities. Bunge’s management believes Segment EBIT, Corporate and Other EBIT, and Total EBIT are useful measures of operating profitability since the measures allow for an evaluation of performance without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge shareholders, the most directly comparable U.S. GAAP financial measure. Further, Total EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT below.
Executive Summary
Net Income (Loss) Attributable to Bunge Shareholders - For the three months ended March 31, 2025, Net income attributable to Bunge shareholders was $201 million, a decrease of $43 million compared to $244 million, for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, was primarily due to lower Segment EBIT, as further discussed in the Segment Overview & Results of Operations section below, partially offset by lower income tax expense as discussed further below and higher Corporate and Other EBIT, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Share - Diluted - For the three months ended March 31, 2025, Net income attributable to Bunge shareholders - diluted, was $1.48 per share, a decrease of $0.20 per share, compared to $1.68 per share for the three months ended March 31, 2024.
Total EBIT - For the three months ended March 31, 2025, Total EBIT was $328 million, a decrease of $105 million compared to $433 million for the three months ended March 31, 2024. The decrease in Total EBIT for the three months ended March 31, 2025, was primarily due to lower Segment EBIT, resulting primarily from lower gross profit in our Refined and Specialty Oils segment, as further discussed in the Segment Overview & Results of Operations section below, partially offset by higher Corporate and Other EBIT, resulting from lower SG&A expense, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $80 million for the three months ended March 31, 2025 compared to $117 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was primarily due to lower pre-tax income in 2025 and unfavorable adjustments related to foreign currency fluctuations in South America in 2024.
Liquidity and Capital Resources – At March 31, 2025, working capital, which equals Total current assets less Total current liabilities, was $8,838 million, an increase of $527 million, compared to working capital of $8,311 million at March 31, 2024, and an increase of $315 million, compared to working capital of $8,523 million at December 31, 2024. The increase in working capital at March 31, 2025, compared to March 31, 2024, was primarily due to lower Trade accounts payable, and higher Inventories and Cash and cash equivalents, partially offset by higher Current portion of long-term debt. The increase in working capital at March 31, 2025, compared to December 31, 2024, was primarily due to higher

Inventories partially offset by higher Trade accounts payable balances, as further discussed in Liquidity and Capital Resources section below.
Segment Overview & Results of Operations
Effective January 1, 2025, Bunge is no longer separately presenting a Sugar & Bioenergy segment, as discussed in Note 19 - Segment Information to our condensed consolidated financial statements, nor presenting Core and Non-core segment results. Corresponding prior period amounts have been restated to conform to current period presentation.
Therefore, our operations are now organized, managed and classified into three reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. Reportable operations comprise our Agribusiness, Refined and Specialty Oils, and Milling reportable segments.
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities. Corporate and Other also includes historical results of Bunge's previously recognized Sugar & Bioenergy segment as discussed above.
A reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2025	2024
Net income (loss) attributable to Bunge shareholders	$201	$244
Interest income	(59)	(42)
Interest expense	104	108
Income tax expense (benefit)	80	117
Noncontrolling interests' share of interest and tax	2	6
Total EBIT	$328	$433

Agribusiness Segment EBIT	270	278
Refined and Specialty Oils Segment EBIT	116	226
Milling Segment EBIT	18	33
Segment EBIT	404	537

Corporate and Other EBIT	(76)	(104)

Total EBIT	$328	$433

Reportable Segments

Agribusiness Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2025	2024	% Change
Volumes (in thousand metric tons)	18,277	20,192	(9)%
Net sales	$8,161	$9,740	(16)%
Cost of goods sold	(7,858)	(9,286)	(15)%
Gross profit	303	454	(33)%
Selling, general and administrative expense	(135)	(155)	(13)%
Foreign exchange (losses) gains – net	29	(62)	147%
EBIT attributable to noncontrolling interests	2	3	(33)%
Other income (expense) – net	62	53	17%
Income (loss) from affiliates	9	(15)	160%
Total Agribusiness Segment EBIT	$270	$278	(3)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Agribusiness segment Net sales decreased 16%, to $8,161 million for the three months ended March 31, 2025. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 17%, primarily due to lower average sales prices experienced in all regions except for our Europe softseed businesses driven by relative price stabilization due to a more balanced supply and demand environment, in addition to lower volumes in North America due to a more balanced supply environment and Europe softseed businesses due less supply in the current year as a result of drought conditions in the region. The above decreases were partially offset by higher volumes primarily driven from our global soybean oilseed processing and South America businesses due to increased demand from China.
•In Merchandising, Net sales decreased 15%, primarily due to lower volumes and average sales prices in our global wheat business driven by decreased demand from China. Net sales were also down in our ocean freight business due to lower prices and continued stabilizing demand. This decrease was partially offset by an increase in volumes in our global oils business due to higher demand in Asia.
Cost of goods sold decreased 15%, to $7,858 million for the three months ended March 31, 2025. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 17%, primarily due to lower Net sales and favorable mark-to-market results in the current period compared to significant unfavorable mark-to-market results in the prior period.
•In Merchandising, Cost of goods sold decreased 13%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results in the current period.
Foreign exchange (losses) gains - net increased 147% to a gain of $29 million for the three months ended March 31, 2025. The net gain in the current year was the result of gains in our Processing business, primarily due to the impact of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Segment EBIT decreased 3%, to $270 million for the three months ended March 31, 2025. The net decrease was primarily due to the following:
•In Processing, an increase of 29% was primarily due to favorable foreign exchange results, as described above, partially offset by lower Gross profit, particularly in our Europe softseed businesses as a result of drought conditions in the region coupled with unfavorable mark-to-market results.
•In Merchandising, a decrease of 62% was primarily due to lower Gross profit, driven by decreased results in ocean freight, as described above, and in the global oil business due to unfavorable mark-to-market results.

Refined and Specialty Oils Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2025	2024	% Change
Volumes (in thousand metric tons)	2,130	2,195	(3)%
Net sales	$3,092	$3,240	(5)%
Cost of goods sold	(2,855)	(2,881)	(1)%
Gross profit	237	359	(34)%
Selling, general and administrative expense	(100)	(100)	—%
Foreign exchange (losses) gains – net	(4)	(11)	(64)%
EBIT attributable to noncontrolling interests	(3)	(6)	(50)%
Other income (expense) – net	(10)	(16)	(38)%
Income (loss) from affiliates	(4)	—	(100)%
Total Refined and Specialty Oils Segment EBIT	$116	$226	(49)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Refined and Specialty Oils segment Net sales decreased 5%, to $3,092 million for the three months ended March 31, 2025. The decrease was primarily due to lower sales prices and volumes in North America, driven by a more balanced supply and demand environment, partially offset by higher sales prices in certain products in Europe and Asia due to higher demand.
Cost of goods sold decreased 1%, to $2,855 million for the three months ended March 31, 2025. The decrease was primarily due to lower prices and volumes primarily in North America, as described for Net sales above, partially offset by unfavorable mark-to-market results.
Segment EBIT decreased 49% to $116 million for the three months ended March 31, 2025. The decrease was primarily due to lower Gross profit driven by overall lower margins, particularly in North America.

Milling Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2025	2024	% Change
Volumes (in thousand metric tons)	898	874	3%
Net sales	$375	$381	(2)%
Cost of goods sold	(331)	(321)	3%
Gross profit	44	60	(27)%
Selling, general and administrative expense	(23)	(25)	(8)%
Foreign exchange (losses) gains – net	(2)	—	(100)%
EBIT attributable to noncontrolling interests	—	—	—%
Other income (expense) – net	(1)	(2)	(50)%
Income (loss) from affiliates	—	—	—%
Total Milling Segment EBIT	$18	$33	(45)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Milling segment Net sales decreased 2%, to $375 million for the three months ended March 31, 2025. The decrease was primarily due to lower sales prices in both our South American wheat milling and North American corn milling businesses. These decreases were partially offset by an increase in volumes across both regions.

Cost of goods sold increased 3%, to $331 million for the three months ended March 31, 2025. The increase was primarily due to increased volumes and less favorable mark-to-market results.
Segment EBIT decreased 45%, to $18 million for the three months ended March 31, 2025. The decrease was primarily due to lower Gross profit in South America wheat milling, where milling margins were pressured by a more competitive pricing environment.
Corporate and Other

	Three Months Ended March 31,
(US$ in millions)	2025	2024	% Change
Net sales	$15	$56	(73)%
Cost of goods sold	(2)	(53)	(96)%
Gross profit	13	3	333%
Selling, general and administrative expense	(122)	(159)	(23)%
Foreign exchange (losses) gains – net	2	(5)	140%
EBIT attributable to noncontrolling interests	—	1	(100)%
Other income (expense) – net	31	33	(6)%
Income (loss) from affiliates	—	23	(100)%
Total Corporate and Other EBIT	$(76)	$(104)	27%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Corporate and Other EBIT increased 27%, to a loss of $76 million for the three months ended March 31, 2025. The increase was primarily driven by a decrease in SG&A expense resulting from lower acquisition and integration costs associated with the announced acquisition of Viterra Limited as well as lower variable compensation expense. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $32 million, and $61 million for the three months ended March 31, 2025, and 2024, respectively. The above EBIT increase was partially offset by lower income from affiliates in the current period due to the 2024 sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2025	2024	% Change
Interest income	$59	$42	40%
Interest expense	(104)	(108)	(4)%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Interest income increased 40%, to $59 million for the three months ended March 31, 2025. Interest expense decreased 4%, to $104 million for the three months ended March 31, 2025. Higher Interest income is a result of higher balances in cash and cash equivalents in the current year. Interest expense is consistent with the prior period as a result of lower interest rates partially offset by higher debt levels.

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
Working Capital

	As of
(US$ in millions, except current ratio)	March 31, 2025	March 31, 2024	December 31, 2024
Cash and cash equivalents	$3,245	$2,939	$3,311
Trade accounts receivable, net	2,334	2,285	2,148
Inventories	7,817	7,505	6,491
Other current assets(1)	3,977	4,011	4,008
Total current assets	$17,373	$16,740	$15,958
Short-term debt	$1,328	$1,010	$875
Current portion of long-term debt	675	6	669
Trade accounts payable	3,831	4,503	2,777
Current operating lease obligations	285	315	286
Other current liabilities(2)	2,416	2,595	2,828
Total current liabilities	$8,535	$8,429	$7,435
Working capital(3)	$8,838	$8,311	$8,523
Current ratio(3)	2.04	1.99	2.15

(1)    Comprises Assets held for sale and Other current assets
(2)    Comprises Liabilities held for sale and Other current liabilities
(3)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $8,838 million at March 31, 2025, an increase of $315 million from working capital of $8,523 million at December 31, 2024, and an increase of $527 million from working capital of $8,311 million at March 31, 2024.
Cash and Cash Equivalents - Cash and cash equivalents were $3,245 million at March 31, 2025, a decrease of $66 million from $3,311 million at December 31, 2024, and an increase of $306 million from $2,939 million at March 31, 2024. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the three months ended March 31, 2025.
Trade accounts receivable, net - Trade accounts receivable, net were $2,334 million at March 31, 2025, an increase of $186 million from $2,148 million at December 31, 2024, and an increase of $49 million from $2,285 million at March 31, 2024. The increase from December 31, 2024 was primarily due to fewer receivables sold into our securitization program as well as higher average sales prices. The increase from March 31, 2024, was primarily due to fewer receivables sold into our securitization program, partially offset by lower average sales prices.
Inventories - Inventories were $7,817 million at March 31, 2025, an increase of $1,326 million from $6,491 million at December 31, 2024, and an increase of $312 million from $7,505 million at March 31, 2024. The increase from December 31, 2024 was primarily due to increased volumes in conjunction with the timing of the South American harvest, partially offset by certain lower average commodity prices, including soybeans. The increase from March 31, 2024 was primarily due to higher volumes in soybeans in South America driven by a significantly larger soybean crop in the current period, when compared to the prior period, in Brazil.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,499 million, $5,224 million, and $6,218 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $3,977 million at March 31, 2025, a decrease of $31 million from $4,008 million at December 31, 2024, and a decrease of $34 million from $4,011 million at March 31, 2024. The slight decrease from December 31, 2024 was due to lower unrealized gains on derivative contracts as a result of volatile commodity prices, the collection of an insurance recovery receivable related to business interruption resulting from the Ukraine-Russia war (see Note 6 - Other Current Assets to our condensed consolidated financial statements), and a decrease in disposition receivable reflecting collection of a deferred payment in connection with the sale of BP Bunge Bioenergia partially offset by the recognition of a disposition receivable in connection with the sale of 40% of our Spanish operating subsidiary. The decrease was partially offset by higher assets held for sale related to our European margarines and spreads business (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements) and an increase in marketable securities and other short term investments. The slight decrease from March 31, 2024 was due to a decrease in margin deposits, a decrease in secured advances to suppliers as market conditions in Brazil have lead to a reduction in new advances in the current period, and lower unrealized gains on derivative contracts as a result of volatile commodity prices, partially offset by an increase in marketable securities and other short term investments resulting from strategic investment opportunities, higher assets held for sale related to our European margarines and spreads business and a higher disposition receivable related to the 40% divestment of our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $2,003 million at March 31, 2025, an increase of $459 million from $1,544 million at December 31, 2024, and an increase of $987 million from $1,016 million at March 31, 2024. The higher short-term debt level at March 31, 2025, compared to December 31, 2024 was due to higher borrowings by Bunge operating companies on local bank lines of credit to help fund working capital requirements. The higher short-term debt level at March 31, 2025, compared to March 31, 2024, is primarily due to an increase in the Current portion of long-term debt associated with our 1.63% Senior Notes, due 2025, as well as higher borrowings by Bunge operating companies on local bank lines of credit to help fund working capital requirements.
Trade accounts payable - Trade accounts payable were $3,831 million at March 31, 2025, an increase of $1,054 million from $2,777 million at December 31, 2024, and a decrease of $672 million from $4,503 million at March 31, 2024. The increase from December 31, 2024 was primarily due to higher inventory volumes in conjunction with the South American harvest. The decrease from March 31, 2024 was primarily due to the timing of payments.
Other current liabilities - Other current liabilities were $2,416 million at March 31, 2025, a decrease of $412 million from $2,828 million at December 31, 2024, and a decrease of $179 million from $2,595 million at March 31, 2024. The decrease from December 31, 2024, was primarily due to a decrease in unrealized losses on derivatives contracts as a result of volatile commodity prices, lower advances on sales driven by timing of receipts in North America, lower accrued liabilities as a result of variable compensation plan payments, and lower accrued dividends (see Note 17 - Equity to our condensed consolidated financial statements). The decrease from March 31, 2024, was primarily due to a decrease in income tax payable as a result of lower earnings.

Debt
As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At March 31, 2025, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Incremental Commitments(2)	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	March 31, 2025		March 31, 2025	December 31, 2024
$1.1 Billion 364-day Revolving Credit Agreement	2026	$1,100	$—	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement	2029	1,950	1,250	—	—
$3.5 Billion 3-year Revolving Facility Agreement	2026	1,750	1,750	—	—
$865 Million 5-year Revolving Credit Agreement	2026	865	—	—	—
Total Revolving Credit Facilities		$5,665	$3,000	$—	$—

(1)See Note 13 - Debt to our condensed consolidated financial statements for a description of current period activity, if any, related to these facilities. The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
(2)Incremental commitments are available to be drawn following the completion of the Viterra Acquisition subject to the satisfaction of certain conditions.

Short and long-term debt —

	As of
US$ in millions	March 31, 2025	March 31, 2024	December 31, 2024
Short-term debt	$1,328	$1,010	$875
Long-term debt, including current portion	5,389	4,085	5,363
Total debt	$6,717	$5,095	$6,238

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Year Ended December 31, 2024
Average total debt outstanding	$6,525	$5,021	$5,480
Our total debt was $6,717 million at March 31, 2025, an increase of $479 million from $6,238 million at December 31, 2024, and an increase of $1,622 million from $5,095 million at March 31, 2024. The higher total debt levels at March 31, 2025, compared to December 31, 2024, were primarily due to an increase in short-term bank borrowings as described above. The higher debt levels compared to March 31, 2024 were primarily due to an increase in Long-term debt, including current portion, resulting from the issuance of three tranches of unsecured senior notes ("Senior Notes") for an aggregate principal amount of $2.0 billion in September 2024 and an increase in short-term bank borrowings, as described above, partially offset by the prepayment of the $750 million 3-year term loan agreement due in 2025. See Note 13 - Debt to our condensed consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At March 31, 2025, there were no borrowings outstanding under these bilateral short-term credit lines.
In addition, Bunge's operating companies had $1,328 million and $875 million in short-term borrowings outstanding from local bank lines of credit at March 31, 2025, and December 31, 2024, respectively, to support working capital requirements.

As described in Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements, we secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). On September 17, 2024, we completed the sale and issuance of three tranches of Senior Notes for an aggregate principal amount of $2.0 billion. See Note 13 - Debt to our condensed consolidated financial statements for further information. As a result of the Senior Notes issuance, and in accordance with its terms, the Acquisition Financing commitment was reduced by $2.0 billion to $6.0 billion. Additionally, as discussed further in Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements, Bunge completed the divestment of 40% of our Spanish operating subsidiary, Bunge Iberica SA, in early March 2025. As a result, the $6.0 billion financing commitment was reduced by an additional $225 million with $5.8 billion available as of March 31, 2025. Bunge intends to use a portion of the proceeds from the Acquisition Financing and Senior Notes issuance to fund a portion of the cash consideration for Bunge's Acquisition of Viterra and to repay a portion of certain Viterra debt to be assumed in connection with the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.
Also, in the third quarter of 2024, Bunge's wholly-owned subsidiary, Bunge Limited Finance Corp. ("BLFC"), commenced offers ( the "US Exchange Offers") to exchange all outstanding notes of certain series issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In addition, in the third quarter of 2024, Viterra commenced a consent solicitation (the "European Consent Solicitation") to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V. ("BFE"), a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor. See Note 13 - Debt to our condensed consolidated financial statements for further information.
The US Exchange Offers and European Consent Solicitation are conditioned among other things, upon the consummation of the Acquisition. This Form 10-Q is not intended to and does not constitute an offer to sell or purchase, or the solicitation of an offer to sell or purchase, or the solicitation of any vote of approval or the solicitation of tenders or consents with respect to any security. No offer, solicitation, purchase, or sale will be made in any jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at March 31, 2025.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
1.63% Senior Notes due 2025	$600	$600
3.25% Senior Notes due 2026	700	699
3.75% Senior Notes due 2027	600	598
4.10% Senior Notes due 2028	400	397
4.20% Senior Notes due 2029	800	793
2.75% Senior Notes due 2031	1,000	993
4.65% Senior Notes due 2034	800	791
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

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2025, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-2	BBB+	CreditWatch Positive
Moody’s	P-2	Baa1	Stable
Fitch	F-2	BBB+	Stable

(1)    Short-term debt rating applies only to the commercial paper program with BLFC as the issuer.

Following the announcement of the Acquisition and the related financing activity described above, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a current standalone basis, and a pro-forma at closing basis. As well as with the issuance of Bunge Senior Notes in September 2024, Standard & Poor's, Moody’s and Fitch have taken the following actions:
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2025.

Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2025	December 31, 2024
Equity:
Registered shares	$1	$1
Additional paid-in capital	5,490	5,325
Retained earnings	13,034	12,838
Accumulated other comprehensive income (loss)	(6,436)	(6,702)
Treasury shares, at cost	(1,511)	(1,549)
Total Bunge shareholders’ equity	10,578	9,913
Noncontrolling interest	966	1,032
Total equity	$11,544	$10,945

Total Bunge shareholders’ equity was $10,578 million at March 31, 2025, compared to $9,913 million at December 31, 2024, an increase of $665 million. The increase was primarily due to a $240 million increase resulting from the sale of a redeemable noncontrolling interest in our Spanish operating subsidiary (see Note 2 - Acquisitions and

Dispositions to our condensed consolidated financial statements) impacting both Additional paid-in capital and Accumulated other comprehensive income (loss), $215 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments, and $201 million of Net income (loss) attributable to Bunge.
Noncontrolling interests decreased to $966 million at March 31, 2025, compared to $1,032 million at December 31, 2024, primarily due to an $89 million reduction on the acquisition of noncontrolling interest in Terminal de Granéis de Santa Catarina ("TGSC") ( see Note 8 - Investment in Affiliates and Variable Interest Entities to our condensed consolidated financial statements).
Share repurchase program - As noted in Note 17 - Equity, on November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million, bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of March 31, 2025, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining outstanding for repurchases under the program. During the three months ended March 31, 2025, Bunge did not repurchase any shares.

Cash Flows

	Three Months Ended March 31,
(US$ in millions)	2025	2024
Cash provided by (used for) operating activities	$(285)	$994
Cash provided by (used for) investing activities	(280)	(396)
Cash provided by (used for) financing activities	490	(259)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4)	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(79)	$330
Our cash flows from operations vary depending on, among other items, Net income and the market prices and timing of purchases and sales of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to purchases and sales of our inventories.
During the three months ended March 31, 2025, our cash and cash equivalents and restricted cash decreased by $79 million, compared to an increase of $330 million during the three months ended March 31, 2024, as further explained below.
Operating: Cash used for operating activities was $285 million for the three months ended March 31, 2025, a decrease of $1,279 million, compared to cash provided by operating activities of $994 million for the three months ended March 31, 2024. The decrease was primarily driven by an overall reduction to net changes in working capital, specifically funds used for inventory purchases, as discussed in Working Capital section above during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the three months ended March 31, 2025, we recorded a foreign currency gain on our debt of $84 million, which was included as an adjustment to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.

Investing: Cash used for investing activities was $280 million for the three months ended March 31, 2025, a decrease of $116 million, compared to cash used for investing activities of $396 million for the three months ended March 31, 2024. The decrease was primarily due to the current period receipt of $100 million in proceeds from the sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Financing: Cash provided by financing activities was $490 million for the three months ended March 31, 2025, an increase of $749 million, compared to cash used for financing activities of $259 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the increase was primarily due to share repurchases of $400 million in the prior year which did not repeat in the current period. Additionally, net cash proceeds of short and long-term debt increased $160 million, and $206 million in proceeds were received from the sale of redeemable noncontrolling interest related to our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements). These increases were partially off-set by an $18 million payment for the acquisition of noncontrolling interest in TGSC (see Note 8 - Investment in Affiliates and Variable Interest Entities to our condensed consolidated financial statements).

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.68 per share on March 4, 2025, to shareholders of record on February 18, 2025. On May 15, 2024, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.72 per share, payable in four equal quarterly installments of $0.68 per share beginning in the second quarter of fiscal year 2024 and ending in the first quarter of fiscal year 2025. Any future determination to pay dividend distributions will, subject to the provisions of applicable law, be at the discretion of the Board, and the approval by shareholders at a general meeting, currently scheduled to occur on May 15, 2025, in accordance with Swiss law as described in Note 17 - Equity.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025. For recent accounting pronouncements refer to Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31, 2025		Year Ended December 31, 2024
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$481	$(48)	$762	$(76)
Lowest daily aggregated position value	$(38)	$(4)	$(407)	$(41)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2025, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $27 million for the three months ended March 31, 2025, and foreign exchange losses of $101 million for the year ended December 31, 2024, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2025, was $6,703 million, with a carrying value of $6,717 million.

A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at March 31, 2025, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $48 million in interest expense on our variable rate debt at March 31, 2025. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, futures, and options contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward, swap, and option contracts may be designated as cash flow or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
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
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $43 million and $199 million, for labor and civil claims, respectively, as of March 31, 2025. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The Exhibit Index below contains a list of exhibits filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1	*	Twenty-Eight Amendment to Receivables Transfer Agreement, dated March 31, 2025, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto
10.2	*	EXTENSION SUPPLEMENT, dated February 21, 2025, to the First Amended and Restated Revolving Credit Agreement, dated as of April 12, 2024 (as amended, supplemented or otherwise modified from time to time), among Bunge Limited Finance Corp., the lenders parties thereto, Coöperatieve Rabobank U.A., New York Branch, as administrative agent for the Lenders, Sumitomo Mitsui Banking Corporation, as Syndication Agent, and BNP Paribas, Citibank, N.A., Natixis, New York Branch, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, each as documentation agent

22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BUNGE GLOBAL SA

Date: May 7, 2025	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer