Form 10-Q
period 2025-06-30
Bunge Global SA
filed 2025-08-05
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of August 1, 2025, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:200,062,018

BUNGE GLOBAL SA

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024	4

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2025 and 2024	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	59

PART II — INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

Exhibit Index		62

Signatures		63

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$12,769	$13,241	$24,412	$26,658
Cost of goods sold	(12,031)	(12,577)	(23,077)	(25,118)
Gross profit	738	664	1,335	1,540
Selling, general and administrative expenses	(418)	(449)	(798)	(888)
Interest income	46	37	105	79
Interest expense	(106)	(123)	(210)	(231)
Foreign exchange gains (losses) – net	44	(37)	69	(115)
Other income (expense) – net	187	57	269	125
Income (loss) from affiliates	3	(46)	8	(38)
Income (loss) before income tax	494	103	778	472
Income tax (expense) benefit	(124)	(30)	(204)	(147)
Net income (loss)	370	73	574	325
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16)	(3)	(19)	(11)
Net income (loss) attributable to Bunge shareholders (Note 18)	$354	$70	$555	$314
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$2.63	$0.49	$4.14	$2.20

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$2.61	$0.48	$4.10	$2.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$370	$73	$574	$325
Other comprehensive income (loss):
Foreign exchange translation adjustment	379	(352)	645	(536)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(1) and $(4) in 2025 and $1 and $2 in 2024	(49)	87	(87)	125
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of $(1) and $(1) in 2025 and zero in 2024	5	2	5	(1)
Total other comprehensive income (loss)	335	(263)	563	(412)
Total comprehensive income (loss)	705	(190)	1,137	(87)
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(38)	8	(54)	9
Total comprehensive income (loss) attributable to Bunge	$667	$(182)	$1,083	$(78)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,790	$3,311
Trade accounts receivable (less allowances of $78 and $89) (Note 4)	2,258	2,148
Inventories (Note 5)	8,014	6,491
Assets held for sale (Note 2)	178	8
Other current assets (Note 6)	4,205	4,000
Total current assets	21,445	15,958
Property, plant and equipment, net	5,828	5,254
Operating lease assets	1,002	932
Goodwill	460	453
Other intangible assets, net	316	321
Investments in affiliates	862	779
Deferred income taxes	646	645
Other non-current assets (Note 7)	595	557
Total assets	$31,154	$24,899
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$3,535	$875
Current portion of long-term debt (Note 13)	690	669
Trade accounts payable (includes $576 and $388 carried at fair value) (Note 11)	2,894	2,777
Current operating lease obligations	282	286
Liabilities held for sale (Note 2)	67	10
Other current liabilities (Note 10)	2,916	2,818
Total current liabilities	10,384	7,435
Long-term debt (Note 13)	7,044	4,694
Deferred income taxes	347	379
Non-current operating lease obligations	662	595
Other non-current liabilities (Note 16)	761	847
Redeemable noncontrolling interest	61	4
Equity (Note 17):
Registered shares, par value $.01; authorized not issued – 86,861,666 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2025 – 134,434,752 shares, 2024 – 133,964,235 shares	1	1
Additional paid-in capital	5,502	5,325
Retained earnings	13,011	12,838
Accumulated other comprehensive income (loss) (Note 17)	(6,123)	(6,702)
Treasury shares, at cost; 2025 - 20,847,790 shares and 2024 - 21,318,307 shares	(1,508)	(1,549)
Total Bunge shareholders’ equity	10,883	9,913
Noncontrolling interests	1,012	1,032
Total equity	11,895	10,945
Total liabilities, redeemable noncontrolling interest and equity	$31,154	$24,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$574	$325
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(208)	103
Depreciation, depletion and amortization	236	226
Share-based compensation expense	35	34
Deferred income tax expense (benefit)	20	(27)
(Gain) loss on sale of investments and property, plant and equipment	(148)	(1)
Results from affiliates	(8)	38
Other, net	87	59
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(110)	173
Inventories	(1,261)	(1,273)
Secured advances to suppliers	(254)	88
Trade accounts payable and accrued liabilities	(55)	(147)
Advances on sales	(107)	(90)
Net unrealized (gains) losses on derivative contracts	(120)	329
Margin deposits	(59)	(315)
Recoverable and income taxes, net	71	(149)
Marketable securities	16	(21)
Other, net	(66)	168
Cash provided by (used for) operating activities	(1,357)	(480)
INVESTING ACTIVITIES
Payments made for capital expenditures	(716)	(533)
Proceeds from investments	850	554
Payments for investments	(783)	(638)
Settlements of net investment hedges	(27)	(1)
Proceeds from disposal of business and property, plant and equipment	472	3
Proceeds from sale of investments in affiliates	100	103
Payments for investments in affiliates	(63)	(18)
Other, net	65	(18)
Cash provided by (used for) investing activities	(102)	(548)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	2,704	271
Proceeds from short-term debt with maturities greater than three months	670	496
Repayments of short-term debt with maturities greater than three months	(710)	(590)
Proceeds from long-term debt	2,303	15
Repayments of long-term debt	(57)	(1)
Repurchases of registered shares	—	(400)
Dividends paid to registered and common shareholders	(185)	(191)
Capital contributions from (Return of capital to) noncontrolling interest	30	31
Sale of redeemable noncontrolling interest	206	—
Acquisition of noncontrolling interest	(18)	—
Other, net	(5)	(19)
Cash provided by (used for) financing activities	4,938	(388)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	5	(6)
Net increase (decrease) in cash and cash equivalents, and restricted cash	3,484	(1,422)
Cash and cash equivalents, and restricted cash - beginning of period	3,328	2,623
Cash and cash equivalents, and restricted cash - end of period	$6,812	$1,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, April 1, 2025	$49	134,396,552	$1	20,885,990	$(1,511)	$5,490	$13,034	$(6,436)	$966	$11,544
Net income (loss)	8	—	—	—	—	—	354	—	8	362
Other comprehensive income (loss)	4	—	—	—	—	—	—	313	18	331
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(377)	—	—	(377)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	23	23
Share-based compensation expense	—	—	—	—	—	16	—	—	—	16
Issuance of registered shares, including stock dividends	—	38,200	—	(38,200)	3	(4)	—	—	—	(1)
Balance, June 30, 2025	$61	134,434,752	$1	20,847,790	$(1,508)	$5,502	$13,011	$(6,123)	$1,012	$11,895

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, April 1, 2024	$1	141,582,461	$1	19,847,011	$(1,431)	$5,854	$12,321	$(6,194)	$977	$11,528
Net income (loss)		—	—	—	—	—	70	—	3	73
Other comprehensive income (loss)	—	—	—	—	—	—	—	(252)	(11)	(263)
Dividends on common shares, $2.72 per share	—	—	—	—	—	—	(385)	—	—	(385)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	16	16
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Issuance of common shares, including stock dividends	—	58,862	—	(58,862)	4	(2)	(1)	—	—	1
Balance, June 30, 2024	$1	141,641,323	$1	19,788,149	$(1,427)	$5,869	$12,005	$(6,446)	$982	$10,984

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income (loss)	7	—	—	—	—	—	555	—	12	567
Other comprehensive income (loss)	4	—	—	—	—	—	—	528	31	559
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(377)	—	—	(377)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	30	30
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	4	—	—	(89)	(85)
Share-based compensation expense	—	—	—	—	—	35	—	—	—	35
Issuance of registered shares, including stock dividends	—	470,517	—	(470,517)	41	(51)	(5)	—	—	(15)
Balance, June 30, 2025	$61	134,434,752	$1	20,847,790	$(1,508)	$5,502	$13,011	$(6,123)	$1,012	$11,895

		Registered Shares		Treasury Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net income (loss)	—	—	—	—	—	—	314	—	11	325
Other comprehensive income (loss)	—	—	—	—	—	—	—	(392)	(20)	(412)
Dividends on common shares, $2.72 per share	—	—	—	—	—	—	(385)	—	—	(385)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	31	31
Share-based compensation expense	—	—	—	—	—	34	—	—	—	34
Repurchase of registered shares	—	(4,376,974)	—	4,376,974	(400)	—	—	—	—	(400)
Issuance of registered shares, including stock dividends	—	698,629	—	(698,629)	46	(65)	(1)	—	—	(20)
Balance, June 30, 2024	$1	141,641,323	$1	19,788,149	$(1,427)	$5,869	$12,005	$(6,446)	$982	$10,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2024 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, forming part of Bunge’s 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025.
Effective January 1, 2025, Bunge's Sugar and Bioenergy reporting segment has been reclassified to Corporate and Other. Corresponding prior period amounts have been restated to conform to current period presentation. See Note 19 - Segment Information for further details.
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

(US$ in millions)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$6,790	$1,161
Restricted cash included in Other current assets	22	40
Total	$6,812	$1,201
Cash paid for income taxes, net of refunds received, was $105 million and $244 million for the six months ended June 30, 2025, and 2024, respectively. Cash paid for interest expense was $203 million and $207 million for the six months ended June 30, 2025, and 2024, respectively.
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

2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Viterra Limited Business Combination Agreement
On July 2, 2025, Bunge completed its previously announced acquisition (the "Acquisition") of Viterra Limited ("Viterra") in a stock and cash transaction pursuant to a definitive business combination agreement (the "Business Combination Agreement") with Viterra and its shareholders including certain affiliates of Glencore PLC, Canada Pension Plan Investment Board, and British Columbia Investment Management Corporation (collectively, the "Sellers"). The Acquisition of Viterra creates a premier global agribusiness solutions company for food, feed and fuel, well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Pursuant to the terms of the Business Combination Agreement, Viterra shareholders received approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion as of July 2, 2025, and approximately $2.0 billion in cash, in return for 100% of the outstanding equity of Viterra. The cash consideration was financed through a combination of cash on hand and Bunge's existing debt instruments. See Note 13 - Debt for further information.
Upon the closing of the Acquisition, the Sellers own approximately 33% of Bunge's registered shares.
The following table summarizes the total preliminary purchase consideration transferred in exchange for 100% of the outstanding equity and repayment of certain debt of Viterra:

(US$ in millions)
Fair value of Bunge stock issued (1)	$5,340
Cash consideration (2)	1,940
Repayment of certain debt of Viterra	3,554
Effective settlement of pre-existing relationships	(157)
Total preliminary purchase consideration	$10,677
(1)     Based on Bunge's closing share price on the New York Stock Exchange as of July 2, 2025 of $81.39 per share.
(2)     Represents the base amount of cash consideration transferred to the Sellers, adjusted for certain items per the terms of the Business Combination Agreement. Amount includes $150 million payable to the Sellers which is subject to finalization of the Acquisition closing adjustments.
The Acquisition of Viterra is accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the Acquisition date. Due to the timing of the Acquisition, the initial accounting for the transaction is incomplete at this time. As a result, the preliminary purchase price allocation for the Acquisition has not been completed. Therefore, the preliminary purchase price allocation and the related unaudited pro forma information will be provided in future filings.
Acquisition-related divestitures
During 2024, the European Commission (the "Commission") approved, under the EU Merger Regulation, the proposed Acquisition. The approval is conditional upon full compliance with the commitments offered by the parties. To address the Commission's competition concerns, it was agreed that Viterra’s business in Hungary, as well as part of Viterra's business in Poland, will be sold ("EU Oilseeds Divestment"). The sale in Poland includes Viterra’s Bodaczow processing facility, including commercial oilseeds origination activities to supply such facility, and the Trawniki, Kętrzyn, Szamotuły, and Werbkowice storage facilities. The approval decision is conditional upon full compliance with the commitments. Under the supervision of the Commission, an independent trustee is monitoring implementation of the commitments. The EU Oilseeds Divestment is expected to close in 2025.
International Flavors and Fragrances Purchase Agreement
On August 5, 2025, Bunge entered into an asset purchase agreement with Solae, L.L.C. to acquire substantially all assets related to the lecithin, soy protein concentrate and crush businesses of International Flavors and Fragrances, Inc. The asset purchase, which Bunge expects to account for as a business combination, is in exchange for total cash consideration of approximately $110 million, subject to certain consideration adjustments. The transaction is expected to close in 2025, subject to customary closing conditions.
Varthomio Share Purchase Agreement
In January 2024, Bunge and Varthomio entered into a share purchase agreement whereby Bunge acquired a 15% equity interest and a fixed price call option to acquire the remaining 85% equity interest in an oilseed crush operation in western Ukraine ("ViOil"). On June 20, 2025, Bunge formally exercised the call option to acquire the remaining interest in ViOil for approximately $138 million, subject to certain consideration adjustments. The transaction is expected to close in 2025, subject to customary closing conditions.
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
Dispositions
North America Corn Milling Business Disposition
On April 8, 2025, Bunge entered into an agreement to sell substantially all of its corn milling business in North America to Grain Craft, LLC. On June 30, 2025, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $470 million in consideration recorded as a cash inflow within Proceeds from disposal of business and property, plant and equipment on the condensed consolidated statement of cash flows. The transaction close resulted in a gain on sale of $155 million recognized in Other income (expense) - net.
The following table presents the disposal group's major classes of assets and liabilities at the closing date. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets and liabilities were reported within the Milling segment.

(US$ in millions)
Trade accounts receivable	$128
Inventories	36
Other current assets	4
Property, plant and equipment, net	137
Operating lease assets	17
Goodwill & Other intangible assets, net	37
Other non-current assets	5
Total assets	$364

Trade accounts payable and accrued liabilities	$40
Current operating lease obligations	6
Deferred income taxes	27
Non-current operating lease obligations	10
Total liabilities	$83
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
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of June 30, 2025. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $171 million and $3 million under the Refined and Specialty Oils segment and Corporate and Other, respectively. Liabilities held for sale comprise $64 million and $3 million under the Refined and Specialty Oils segment and Corporate and Other, respectively.

(US$ in millions)	June 30, 2025
Trade accounts receivable	$32
Inventories	39
Other current assets	6
Property, plant and equipment, net	80
Operating lease assets	2
Goodwill & Other intangible assets, net	12
Deferred income taxes	3
Total assets held for sale	$174

Trade accounts payable and accrued liabilities	$50
Other current liabilities	2
Deferred income taxes	2
Non-current operating lease obligations	2
Other non-current liabilities	11
Total liabilities held for sale	$67
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
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge agreed to divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"). BISA operates three industrial facilities in the Iberian Peninsula. On March 4, 2025, the transaction closed in accordance with the terms of the definitive stock purchase agreement for a total net amount of approximately $206 million in cash and $80 million in deferred consideration. Following transaction close, Bunge retains a controlling financial interest in BISA and continues to consolidate the entity. Cash consideration received has been recorded as a financing cash inflow within Sale of redeemable noncontrolling interest in the condensed consolidated statement of cash flows.

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
            As of June 30, 2025, and December 31, 2024, time deposits and LCs of $7,349 million and $6,914 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At June 30, 2025, and December 31, 2024, time deposits, including those presented on a net basis, carried weighted-average interest rates of 4.55% and 5.22%, respectively. During the six months ended June 30, 2025, and 2024, total net proceeds from discounting of LCs were $4,291 million and $4,310 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. Additionally, Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of June 30, 2025 or December 31, 2024. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and six month periods ended June 30, 2025, and 2024.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Six Months Ended June 30, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	19	—	19
Recoveries	(20)	—	(20)
Write-offs charged against the allowance	(13)	—	(13)
Foreign exchange translation differences	3	1	4
Allowance as of June 30, 2025	$78	$25	$103
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Six Months Ended June 30, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	25	—	25
Recoveries	(26)	—	(26)
Write-offs charged against the allowance	(7)	(1)	(8)
Foreign exchange translation differences	(4)	(3)	(7)
Allowance as of June 30, 2024	$92	$28	$120
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
Under the Program's pledge structure, Bunge Securitization B.V. ("BSBV"), a consolidated bankruptcy remote special purpose entity, transfers certain trade receivables to the Purchasers in exchange for a cash payment up to the aggregate size of the Program. BSBV also retains ownership of a population of unsold receivables. BSBV agrees to guarantee the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s condensed consolidated statements of cash flows.

(US$ in millions)	June 30, 2025	December 31, 2024
Receivables sold which were derecognized from Bunge's balance sheet	$1,100	$1,148
Receivables pledged to the administrative agent and included in Trade accounts receivable	$230	$123
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2025	2024
Gross receivables sold	$6,166	$5,724
Proceeds received in cash related to transfers of receivables	$6,141	$5,704
Cash collections from customers on receivables previously sold	$6,214	$5,793
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$25	$20

5.    INVENTORIES
Inventories by reportable segment and Corporate and Other consist of the following:

(US$ in millions)	June 30, 2025	December 31, 2024
Agribusiness	$6,745	$5,090
Refined and Specialty Oils	1,132	1,188
Milling	133	209
Corporate and Other	4	4
Total	$8,014	$6,491
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.
RMI by reportable segment consist of the following:

(US$ in millions)	June 30, 2025	December 31, 2024
Agribusiness	$6,351	$4,819
Refined and Specialty Oils	294	339
Milling	12	66
Total	$6,657	$5,224

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2025	December 31, 2024
Unrealized gains on derivative contracts, at fair value	$1,354	$1,286
Prepaid commodity purchase contracts (1)	485	216
Secured advances to suppliers, net (2)	252	239
Recoverable taxes, net	326	315
Margin deposits	640	579
Marketable securities and other short-term investments (3)	347	484
Income taxes receivable	122	122
Prepaid expenses	272	164
Restricted cash	22	17
Disposition receivable (4)	80	100
Insurance recovery receivable (5)	—	52
Other	305	426
Total	$4,205	$4,000
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $5 million at June 30, 2025, and December 31, 2024.
(-)    Interest earned on secured advances to suppliers of $5 million and $6 million for the three months ended June 30, 2025, and 2024, respectively, and $10 million and $16 million for the six months ended June 30, 2025 and 2024, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	June 30, 2025	December 31, 2024
Foreign government securities	$113	$229
Certificates of deposit/time deposits	136	136
Equity securities	10	21
Other	88	98
Total	$347	$484
As of June 30, 2025, and December 31, 2024, $258 million and $386 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended June 30, 2025, and 2024, unrealized gains/(losses) of $9 million and $(4) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2025, and 2024. For the six months ended June 30, 2025, and 2024, unrealized gains/(losses) of $8 million and $(7) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2025, and 2024.
(4)    On October 1, 2024, Bunge completed the sale of our 50% ownership share in BP Bunge Bioenergia to BP. In connection with the sale, a disposition receivable of $100 million was recorded at December 31, 2024 and collected in the first quarter of 2025. In addition, on March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at June 30, 2025. See Note 2 - Acquisitions and Dispositions for further information.

(5)    In the year ended December 31, 2024, the Company recognized an insurance recovery related to the Ukraine-Russia war of $52 million attributable to business interruption. The insurance recovery was collected in the first quarter of 2025.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2025	December 31, 2024
Recoverable taxes, net (1)	$22	$19
Judicial deposits (1)	95	86
Other long-term receivables, net (2)	15	14
Income taxes receivable (1)	90	125
Long-term investments (3)	172	174
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	68	23
Unrealized gains on derivative contracts, at fair value	13	—
Other	112	108
Total	$595	$557
(1)    A significant portion of these non-current assets arise from the Company’s Argentine and Indian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of June 30, 2025, and December 31, 2024, $15 million and $14 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $6 million and $9 million at June 30, 2025, and December 31, 2024, respectively.
Judicial deposits - Judicial deposits are funds the Company has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable - Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be used for the settlement of future income tax obligations.
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

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2025, and the year ended December 31, 2024, was $135 million and $67 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2025		December 31, 2024
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$33	$30	$28	$26
Renegotiated amounts	2	1	3	1
For which no allowance has been provided:
Legal collection process (1)	5	—	6	—
Renegotiated amounts (2)	1	—	1	—
Other long-term receivables (3)	58	—	12	—
Total	$99	$31	$50	$27
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Six Months Ended June 30,
(US$ in millions)	2025	2024
Allowance as of January 1	$27	$31
Bad debt provisions	1	1
Recoveries	(1)	—
Write-offs	—	—
Transfers	—	(1)
Foreign exchange translation	4	(4)
Allowance as of June 30	$31	$27

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Investment in Affiliates
Terminal XXXIX De Santos S.A. (“T-39”)
On May 29, 2024, Bunge entered into a share purchase agreement ("SPA") to indirectly acquire a 25% interest of T-39. T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. In June 2025, the SPA was formally terminated by the seller in accordance with the terms set forth in the SPA.
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
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$403	$534
Trade accounts receivable	2	2
Inventories	50	54
Other current assets	31	35
Total current assets	486	625
Property, plant and equipment, net	515	455
Other intangible assets, net	—	69
Total assets	$1,001	$1,149

Current liabilities:
Trade accounts payable and accrued liabilities	$58	$80
Other current liabilities	38	34
Total current liabilities	96	114
Long-term debt	—	50
Other non-current liabilities	—	10
Total liabilities	$96	$174
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
Income tax expense for the three and six months ended June 30, 2025, was $124 million and $204 million, respectively. Income tax expense for the three and six months ended June 30, 2024, was $30 million and $147 million, respectively. The effective tax rate for the three and six months ended June 30, 2025, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings. The effective tax rate for the three and six months ended June 30, 2024, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and unfavorable adjustments related to foreign currency fluctuations in South America.
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
On July 4, 2025, H.R.1, commonly known as the "One Big Beautiful Bill Act", was signed into U.S. law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Bunge is currently evaluating the provisions of the new law and the potential impact on the Company's condensed consolidated financial statements.

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2025	December 31, 2024
Unrealized losses on derivative contracts at fair value	$1,073	$1,082
Accrued liabilities	793	840
Advances on sales (1)	400	501
Dividends payable (2)	282	91
Income tax payable	80	80
Other	288	224
Total	$2,916	$2,818
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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2025				December 31, 2024
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,185	$16	$—	$5,201	$86	$42	$—	$128
Readily marketable inventories (Note 5)	—	5,122	1,535	6,657	—	4,805	419	5,224
Trade accounts receivable (1)	—	1	—	1	—	—	—	—
Unrealized gain on derivative contracts (2):
Interest rate	—	19	—	19	—	15	—	15
Foreign exchange	—	439	—	439	—	422	—	422
Commodities	56	663	125	844	82	549	134	765
Freight	31	—	—	31	40	—	—	40
Energy	32	—	—	32	42	—	—	42
Credit	—	2	—	2	—	2	—	2
Other (3)	213	60	—	273	325	75	—	400
Total assets	$5,517	$6,322	$1,660	$13,499	$575	$5,910	$553	$7,038
Liabilities:
Trade accounts payable (1)	$—	$303	$273	$576	$—	$326	$62	$388
Unrealized loss on derivative contracts (4):
Interest rate	—	144	—	144	—	258	—	258
Foreign exchange	—	451	—	451	—	494	—	494
Commodities	68	359	110	537	71	309	104	484
Freight	30	—	—	30	38	—	—	38
Energy	42	1	—	43	38	—	—	38
Credit	—	2	—	2	—	2	—	2
Total liabilities	$140	$1,260	$383	$1,783	$147	$1,389	$166	$1,702
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $13 million and zero included in Other non-current assets at June 30, 2025, and December 31, 2024, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $134 million and $232 million included in Other non-current liabilities at June 30, 2025, and December 31, 2024, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2025, and 2024. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2025
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2025	$1,362	$28	$(301)	$1,089
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	21	(21)	4	4
Purchases	681	—	(125)	556
Sales	(642)	—	—	(642)
Settlements	—	—	163	163
Transfers into Level 3	382	7	(1)	388
Transfers out of Level 3	(329)	—	2	(327)
Translation adjustment	60	1	(15)	46
Balance, June 30, 2025	$1,535	$15	$(273)	$1,277
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $41 million, $(26) million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2025.

	Three Months Ended June 30, 2024
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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $154 million, $(16) million and $6 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2024.

	Six Months Ended June 30, 2025
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2025	$419	$30	$(62)	$387
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	95	(27)	12	80
Purchases	1,706	—	(387)	1,319
Sales	(1,216)	—	—	(1,216)
Settlements	—	—	185	185
Transfers into Level 3	947	10	(5)	952
Transfers out of Level 3	(496)	(1)	3	(494)
Translation adjustment	80	3	(19)	64
Balance, June 30, 2025	$1,535	$15	$(273)	$1,277

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $117 million, $(29) million and $12 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2025.

	Six Months Ended June 30, 2024
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

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $364 million, $(38) million and $13 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2024.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2026. Of the amount currently in Accumulated other comprehensive income (loss), less than $4 million of deferred gains are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2025	December 31, 2024	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$4,900	$4,900	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(126)	$(246)	$ Notional
Carrying value of hedged debt	$4,747	$4,600	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$57	$—	$ Notional
Foreign currency option - notional amount	$60	$120	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$737	$550	$ Notional

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
The table below summarizes the volume of economic derivatives as of June 30, 2025, and December 31, 2024. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2025		2024		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$464	$(1,274)	$234	$(1,420)	$ Notional
Futures	$—	$(122)	$—	$(69)	$ Notional
Forwards	$481	$(481)	$—	$—	$ Notional
Currency
Forwards	$9,443	$(10,088)	$8,439	$(8,961)	$ Notional
Swaps	$4,113	$(2,018)	$3,566	$(2,105)	$ Notional
Futures	$37	$—	$—	$(15)	$ Notional
Options	$70	$(55)	$107	$(60)	Delta
Agricultural commodities
Forwards	24,476,241	(35,987,214)	25,166,668	(35,384,917)	Metric Tons
Swaps	—	(453,592)	—	—	Metric Tons
Futures	—	(8,138,115)	—	(3,699,452)	Metric Tons
Options	869,873	(8,413)	11,835	(116,481)	Metric Tons
Ocean freight
FFA	—	(9,636)	—	(7,484)	Hire Days
Natural gas
Forwards	1,500	—	—	—	MMBtus
Swaps	770,616	—	1,114,929	—	MMBtus
Futures	3,671,125	—	7,058,632	—	MMBtus
Electricity
Futures	134,744	—	123,565	—	Mwh
Energy - other
Swaps	293,142	—	339,947	—	Metric Tons
Energy - CO2
Futures	506,000	—	418,000	—	Metric Tons
Other
Swaps and futures	$120	$(130)	$90	$(90)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2025, and 2024.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2025	2024
Income statement classification	Type of derivative
Cost of goods sold
Hedge accounting	Foreign currency	$—	$(1)
Economic hedges	Foreign currency	47	(217)
	Commodities	219	(26)
	Other (1)	(2)	95
Total Cost of goods sold		$264	$(149)

Interest expense
Hedge accounting	Interest rate	$(23)	$(30)

Foreign exchange (losses) gains – net
Economic hedges	Foreign currency	$(8)	$28

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$4	$12
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(53)	$75

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$—	$(2)
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six months ended June 30,
(US$ in millions)		2025	2024
Income statement classification	Type of derivative
Cost of goods sold
Economic hedges	Foreign currency	$172	$(199)
	Commodities	74	(26)
	Other (1)	7	(54)
Total Cost of goods sold		$253	$(279)

Interest expense
Hedge accounting	Interest rate	$(45)	$(61)

Foreign exchange (losses) gains
Economic hedges	Foreign currency	$37	$2

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$10	$22
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(97)	$103

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$—	$1
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	June 30, 2025	December 31, 2024
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$1,100	$—
Commercial paper	1,147	—
Other short-term debt	1,288	875
Total Short-term debt	3,535	875
Current portion of long-term debt	690	669
Total Short-term debt and Current portion of long-term debt (1)	4,225	1,544
Long-term debt: (2)
Term loan due 2027 - SOFR plus 1.125%	250	250
Term loan due 2028 - SOFR plus 1.325%	250	250
Term loan due 2028 - SOFR plus 1.225% (3)	300	—
Term loan due 2028 - SOFR plus 1.225% (3)	2,000	—
1.63% Senior Notes due 2025	600	599
3.25% Senior Notes due 2026	699	699
3.75% Senior Notes due 2027	598	598
4.10% Senior Notes due 2028 (3)	398	397
4.20% Senior Notes due 2029 (3)	793	793
2.75% Senior Notes due 2031	993	993
4.65% Senior Notes due 2034 (3)	791	790
Cumulative adjustment to long-term debt from application of hedge accounting	(147)	(269)
Other long-term debt	209	263
Subtotal (4)	7,734	5,363
Less: Current portion of long-term debt	(690)	(669)
Total Long-term debt (5)	7,044	4,694
Total debt	$11,269	$6,238
(1)    Includes secured debt of $237 million and $187 million at June 30, 2025, and December 31, 2024, respectively.
(2)    Variable interest rates are as of June 30, 2025.
(3)    See Viterra Acquisition Financing section within Note 13 - Debt below for further details.
(4)    The fair value (Level 2) of long-term debt, including current portion, is $7,721 million and $5,373 million at June 30, 2025, and December 31, 2024, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(5)    Includes secured debt of $83 million and $131 million at June 30, 2025, and December 31, 2024, respectively.
Updates to Revolving Credit Facilities
On June 11, 2025, Bunge amended and restated its existing $3.2 billion 5-year revolving credit agreement (as amended, the "$3.2 Billion Revolving Credit Agreement") with a group of lenders. As of June 30, 2025, Bunge had reached certain milestones in relation to the Acquisition of Viterra, such that, $3.2 billion of committed capacity was available under the $3.2 Billion Revolving Credit Agreement. Bunge had no borrowings outstanding at June 30, 2025 under the $3.2 Billion Revolving Credit Agreement.
Also, on June 11, 2025, Bunge amended the accordion increase certificate issued under its existing $1.75 billion 3-year revolving facility agreement (as amended, the "$3.5 Billion Revolving Facility Agreement"). As of June 30, 2025, Bunge had reached certain milestones in relation to the Acquisition of Viterra, such that, $3.5 billion of committed capacity was available under the $3.5 billion Revolving Credit Agreement and $1.1 billion was outstanding.

On February 21, 2025, Bunge executed an extension supplement to its existing $1.1 billion 364-day revolving credit agreement (the “$1.1 Billion 364-day Revolving Credit Agreement”) with a group of lenders, extending the maturity date from April 11, 2025 to April 10, 2026. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 364-day Revolving Credit Agreement by an aggregate amount up to $250 million, pursuant to an accordion provision. Bunge had no borrowings outstanding at June 30, 2025 under the $1.1 Billion 364-day Revolving Credit Agreement.
Viterra Acquisition Financing
In connection with the execution of the Business Combination Agreement, Bunge and Bunge Limited Finance Corp. ("BLFC") previously entered into a debt commitment letter (the “Initial Debt Commitment Facility”) with Sumitomo Mitsui Banking Corporation and a consortium of lenders (the "Lenders"), pursuant to which the Lenders committed to provide Bunge with $7.7 billion of unsecured term loans, which included tranches maturing 364 days, 2 years and 3 years from one business day prior to the closing date of the Acquisition. Additionally, a $300 million delayed draw term loan (the “Delayed Draw Term Loan”) from CoBank and the U.S. farm credit system was arranged.

In connection with the Acquisition, on June 30, 2025, Bunge (i) borrowed $2.0 billion under the 3-year tranche term loan of the Initial Debt Commitment Facility, and (ii) borrowed $300 million under the Delayed Draw Term Loan (such borrowing, the "Term Loan Borrowing"). The Term Loan Borrowings were used, along with existing Cash and cash equivalents and proceeds from other sources, to fund a portion of the cash consideration for Bunge’s Acquisition of Viterra and to repay a portion of certain Viterra debt settled at the closing of the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes.
Senior Notes - On September 17, 2024, Bunge completed the sale and issuance of (i) $400 million aggregate principal amount of 4.100% senior notes due 2028, (ii) $800 million aggregate principal amount of 4.200% senior notes due 2029, and (iii) $800 million aggregate principal amount of 4.650% senior notes due 2034 (the "2024 Senior Notes"). Collectively, the three tranches of the 2024 Senior Notes total an aggregate principal amount of $2.0 billion. The 2024 Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and its 100% owned finance subsidiary, BLFC, with the U.S. Securities and Exchange Commission. The net proceeds of the offering were approximately $1.98 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
On August 4, 2025, Bunge completed the sale and issuance of (i) $650 million aggregate principal amount of 4.550% senior notes due 2030, and (ii) $650 million aggregate principal amount of 5.150% senior notes due 2035 ("2025 Senior Notes"). Collectively, the two tranches of the 2025 Senior Notes total an aggregate principal amount of $1.3 billion. The 2025 Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and its 100% owned finance subsidiary, BLFC, with the U.S. Securities and Exchange Commission. The net proceeds of the offering were approximately $1.29 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
Exchange Offers and Consent Solicitations of Viterra Notes - On September 9, 2024, Bunge's wholly-owned subsidiary, BLFC, commenced offers ("US Exchange Offers") to exchange all outstanding notes of certain series (the "Existing USD Viterra Notes") issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In the third quarter of 2025, BLFC completed the US Exchange Offers, exchanging $1.92 billion of Existing USD Viterra Notes for new notes with the same interest rates and maturities issued by BLFC.
Concurrently with the US Exchange Offers, BLFC successfully solicited consents, on behalf of VFBV, and VFBV amended the respective indentures governing the Existing USD Viterra Notes to, among other things, eliminate certain of the covenants, restrictive provisions and events of default, and modify or amend certain other provisions, including unconditionally releasing and discharging the guarantees by each of Viterra and Viterra B.V. ("US Consent Solicitation").
In addition, in the third quarter of 2025, Bunge completed the European Consent Solicitation to amend the indenture governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 (collectively, the "Existing Euro Viterra Notes") to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V., a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor.
The US Exchange Offers, US Consent Solicitation, and European Consent Solicitation were conditioned, among other things, upon the consummation of the Acquisition. For this reason, the Existing USD Viterra Notes and Existing Euro Viterra Notes are not recognized on Bunge's condensed consolidated balance sheet, until the third quarter of 2025 following the consummation of the Acquisition.

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for the three and six months ended June 30, 2025, and 2024. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 3% or less of total Net sales for the three and six months ended June 30, 2025, and 2024.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2025, and 2024, such services were not material to the Company's consolidated results.
At June 30, 2025, and December 31, 2024, receivables related to the above related party transactions comprised approximately 5% or less of total Trade accounts receivable. At June 30, 2025, and December 31, 2024, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At June 30, 2025, and December 31, 2024, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 7% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2024. Included in Other non-current liabilities as of June 30, 2025, and December 31, 2024, are the following amounts related to these matters:

(US$ in millions)	June 30, 2025	December 31, 2024
Non-income tax claims	$24	$19
Labor claims	26	50
Civil and other claims	204	194
Total	$254	$263
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amounts.
As of June 30, 2025, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	June 30, 2025	December 31, 2024
ICMS	1990 to Present	$140	$128
PIS/COFINS	2002 to Present	$485	$427

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2025:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$14	$164
Residual value guarantee (2)	—	375
Other guarantees	—	12
Total	$14	$551
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2041. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such guaranteed debt facilities at June 30, 2025, Bunge's potential liability was $142 million, and it has recorded $14 million of obligations and potential losses related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2025 through 2029. At June 30, 2025, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
Indemnities—Bunge has issued or was a party to the following indemnities at June 30, 2025:
On October 1, 2024, Bunge agreed to indemnify the buyer in relation to the sale of its ownership interest in BP Bunge Bioenergia against future losses associated with certain legal claims as defined in the share purchase agreement. Indemnities for new claims generally expire between six and ten years from the transaction closing date and there is no expiration period for existing claims. At both June 30, 2025 and December 31, 2024, Bunge has recognized a $95 million obligation related to existing indemnity claims within Other non-current liabilities and has maximum potential future payments of $1,357 million.
In connection with the disposition of Bunge's Russian operations, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires in February 2030. At both June 30, 2025 and December 31, 2024, Bunge has recognized a $9 million obligation related to this indemnity within Other non-current liabilities and has maximum potential future payments of $235 million.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	June 30, 2025	December 31, 2024
Labor, legal, and other provisions	$286	$281
Pension, post-retirement, and post-employment obligations	168	170
Uncertain income tax positions (1)	79	75
Unrealized losses on derivative contracts, at fair value (2)	134	232
Other	94	89
Total	$761	$847
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — On November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million, bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of June 30, 2025, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining outstanding for repurchases under the program. During the three and six months ended June 30, 2025, Bunge did not repurchase any shares.
Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends paid per share	$0.70	$0.68	$1.38	$1.3425
Dividend distributions are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. On May 15, 2025, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.80 per share, payable in four equal quarterly installments of $0.70 per share beginning in the second quarter of fiscal year 2025 and ending in the first quarter of fiscal year 2026.
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At June 30, 2025, and December 31, 2024, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled $282 million and $91 million, respectively, see Note 10- Other Current Liabilities.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2025	$(5,952)	$(344)	$(140)	$(6,436)
Other comprehensive income (loss) before reclassifications	357	(49)	—	308
Amount reclassified from accumulated other comprehensive income (loss)	1	—	4	5
Balance, June 30, 2025	$(5,594)	$(393)	$(136)	$(6,123)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2024	$(5,664)	$(410)	$(120)	$(6,194)
Other comprehensive income (loss) before reclassifications	(341)	87	—	(254)
Amount reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Balance, June 30, 2024	$(6,005)	$(321)	$(120)	$(6,446)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(6,253)	$(309)	$(140)	$(6,702)
Other comprehensive income (loss) before reclassifications	610	(87)	—	523
Amount reclassified from accumulated other comprehensive income (loss)	1	—	4	5
Sale of redeemable noncontrolling interest	48	3	—	51
Balance, June 30, 2025	$(5,594)	$(393)	$(136)	$(6,123)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(5,489)	$(445)	$(120)	$(6,054)
Other comprehensive income (loss) before reclassifications	(516)	125	—	(391)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2024	$(6,005)	$(321)	$(120)	$(6,446)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2025	2024	2025	2024
Net income (loss) attributable to Bunge shareholders	$354	$70	$555	$314

Weighted-average number of shares outstanding:
Basic	134,493,236	141,620,591	134,278,611	142,560,804
Effect of dilutive shares:
—stock options and awards (1)	1,106,007	1,564,559	1,218,967	1,730,536
Diluted	135,599,243	143,185,150	135,497,578	144,291,340

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$2.63	$0.49	$4.14	$2.20
Net income (loss) attributable to Bunge shareholders—diluted	$2.61	$0.48	$4.10	$2.17
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million outstanding stock options or contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and six months ended June 30, 2025, and 2024, respectively.

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
Effective January 1, 2025, Bunge is no longer separately presenting a Sugar and Bioenergy segment. Prior period amounts in the Sugar and Bioenergy segment have been reclassified to Corporate and Other. Prior to the January 1, 2025 change, the Sugar and Bioenergy segment was primarily comprised of our previously owned 50% interest in the BP Bunge Bioenergia joint venture. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn.
Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker ("CODM") exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities. It also includes historical results of Bunge's previously recognized Sugar and Bioenergy segment as discussed above.
Transfers between segments are valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended June 30, 2025
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$9,167	$3,177	$409	$—	$12,753	$16	$12,769
Inter–segment revenues	1,830	122	16	(1,968)	—	—	—
Raw materials cost	(8,253)	(2,724)	(304)	—	(11,281)	(11)	(11,292)
Industrial expenses- fixed	(239)	(143)	(44)	—	(426)	(4)	(430)
Industrial expenses- variable	(138)	(53)	(9)	—	(200)	(1)	(201)
Depreciation	(66)	(32)	(5)	—	(103)	(5)	(108)
Cost of goods sold	(8,696)	(2,952)	(362)	—	(12,010)	(21)	(12,031)
Selling, general and administrative expenses	(141)	(107)	(24)	—	(272)	(146)	(418)
Foreign exchange (losses) gains – net	33	(3)	—	—	30	14	44
EBIT - Noncontrolling interests (1)	(13)	(3)	(1)	—	(17)	1	(16)
Other income (expense) - net	28	(11)	155	—	172	15	187
Income (loss) from affiliates	3	—	—	—	3	—	3
EBIT	381	101	177	—	659	(121)	538
Depreciation, depletion and amortization	(66)	(39)	(5)	—	(110)	(6)	(116)
Total assets	17,804	4,390	629	—	22,823	8,331	31,154
Capital expenditures	226	80	5	—	311	95	406

	Three Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$9,657	$3,121	$401	$—	$13,179	$62	$13,241
Inter–segment revenues	1,841	46	11	(1,898)	—	—	—
Raw materials cost	(8,934)	(2,581)	(275)	—	(11,790)	(52)	(11,842)
Industrial expenses- fixed	(240)	(138)	(44)	—	(422)	(9)	(431)
Industrial expenses- variable	(134)	(55)	(8)	—	(197)	(1)	(198)
Depreciation	(60)	(32)	(8)	—	(100)	(6)	(106)
Cost of goods sold	(9,368)	(2,806)	(335)	—	(12,509)	(68)	(12,577)
Selling, general and administrative expenses	(150)	(100)	(24)	—	(274)	(175)	(449)
Foreign exchange (losses) gains – net	(39)	(2)	(2)	—	(43)	6	(37)
EBIT - Noncontrolling interests (1)	7	(12)	—	—	(5)	1	(4)
Other income (expense) - net	56	(16)	(1)	—	39	18	57
Income (loss) from affiliates	(25)	—	(1)	—	(26)	(20)	(46)
EBIT	138	185	38	—	361	(176)	185
Depreciation, depletion and amortization	(60)	(40)	(9)	—	(109)	(5)	(114)
Total assets	16,997	3,840	885	—	21,722	2,706	24,428
Capital expenditures	171	73	10	—	254	43	297

	Six Months Ended June 30, 2025
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$17,328	$6,269	$784	$—	$24,381	$31	$24,412
Inter–segment revenues	3,502	204	82	(3,788)	—	—	—
Raw materials cost	(15,707)	(5,355)	(577)	—	(21,639)	(11)	(21,650)
Industrial expenses- fixed	(455)	(277)	(85)	—	(817)	1	(816)
Industrial expenses- variable	(264)	(108)	(18)	—	(390)	(2)	(392)
Depreciation	(128)	(67)	(13)	—	(208)	(11)	(219)
Cost of goods sold	(16,554)	(5,807)	(693)	—	(23,054)	(23)	(23,077)
Selling, general and administrative expenses	(276)	(207)	(47)	—	(530)	(268)	(798)
Foreign exchange (losses) gains	62	(7)	(2)	—	53	16	69
EBIT - Noncontrolling interests (1)	(11)	(6)	(1)	—	(18)	1	(17)
Other income (expense) - net	90	(21)	154	—	223	46	269
Income (loss) from affiliates	12	(4)	—	—	8	—	8
Total EBIT	651	217	195	—	1,063	(197)	866
Depreciation, depletion and amortization	(128)	(82)	(14)	—	(224)	(12)	(236)
Total assets	17,804	4,390	629	—	22,823	8,331	31,154
Capital expenditures	393	158	8	—	559	157	716

	Six Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$19,397	$6,361	$782	$—	$26,540	$118	$26,658
Inter–segment revenues	3,597	117	81	(3,795)	—	—	—
Raw materials cost	(17,803)	(5,242)	(534)	—	(23,579)	(98)	(23,677)
Industrial expenses- fixed	(467)	(267)	(87)	—	(821)	(9)	(830)
Industrial expenses- variable	(266)	(114)	(19)	—	(399)	(2)	(401)
Depreciation	(118)	(64)	(16)	—	(198)	(12)	(210)
Cost of goods sold	(18,654)	(5,687)	(656)	—	(24,997)	(121)	(25,118)
Selling, general and administrative expenses	(305)	(200)	(49)	—	(554)	(334)	(888)
Foreign exchange (losses) gains	(101)	(13)	(2)	—	(116)	1	(115)
EBIT - Noncontrolling interests (1)	10	(18)	—	—	(8)	2	(6)
Other income (expense) - net	109	(32)	(3)	—	74	51	125
Income (loss) from affiliates	(40)	—	(1)	—	(41)	3	(38)
Total EBIT	416	411	71	—	898	(280)	618
Depreciation, depletion and amortization	(118)	(80)	(17)	—	(215)	(11)	(226)
Total assets	16,997	3,840	885	—	21,722	2,706	24,428
Capital expenditures	305	123	21	—	449	84	533
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
A reconciliation of Net income (loss) attributable to Bunge to Total reportable segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2025	2024	2025	2024
Net income (loss) attributable to Bunge	$354	$70	$555	$314
Interest income	(46)	(37)	(105)	(79)
Interest expense	106	123	210	231
Income tax expense (benefit)	124	30	204	147
Noncontrolling interests' share of interest and tax	—	(1)	2	5
Less Corporate & Other EBIT	(121)	(176)	(197)	(280)
Total reportable segment EBIT	$659	$361	$1,063	$898
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

	Three Months Ended June 30, 2025
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$8,483	$236	$29	$—	$8,748
Sales from contracts with customers (ASC 606)	684	2,941	380	16	4,021
Net sales to external customers	$9,167	$3,177	$409	$16	$12,769

	Three Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,185	$273	$1	$48	$9,507
Sales from contracts with customers (ASC 606)	472	2,848	400	14	3,734
Net sales to external customers	$9,657	$3,121	$401	$62	$13,241

	Six Months Ended June 30, 2025
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$16,260	$428	$40	$—	$16,728
Sales from contracts with customers (ASC 606)	1,068	5,841	744	31	7,684
Net sales to external customers	$17,328	$6,269	$784	$31	$24,412

	Six Months Ended June 30, 2024
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$18,470	$419	$1	$90	$18,980
Sales from contracts with customers (ASC 606)	927	5,942	781	28	7,678
Net sales to external customers	$19,397	$6,361	$782	$118	$26,658

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
•changes in government policies and laws affecting our business, including agricultural and trade policies (including tariff policies), financial markets regulation and environmental, tax and biofuels regulation;
•the impact of seasonality;
•the impact of government policies and regulations;
•the outcome of pending regulatory and legal proceedings;
•our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances, including without limitation Bunge’s business combination with Viterra Limited;
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2025 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2024, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended June 30, 2025, for a discussion of our internal controls over financial reporting.
On July 2, 2025, Bunge completed its previously announced acquisition (the "Acquisition") of Viterra Limited ("Viterra"). Pursuant to the terms of the business combination agreement, Viterra shareholders received approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion as of July 2, 2025, and approximately $2.0 billion in cash, in return for 100% of the outstanding equity of Viterra. Viterra results will be included in our condensed consolidated financial statements beginning in the third quarter of 2025.
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
Executive Summary
Net Income (Loss) Attributable to Bunge Shareholders - For the three months ended June 30, 2025, Net income attributable to Bunge shareholders was $354 million, an increase of $284 million compared to $70 million, for the three months ended June 30, 2024. For the six months ended June 30, 2025, Net income attributable to Bunge was $555 million, an increase of $241 million, compared to $314 million for the six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025, was primarily due to higher Segment EBIT and Corporate and Other EBIT, as further discussed in the Segment Overview & Results of Operations section below, partially offset by higher income tax expense as discussed further below.
Earnings Per Share - Diluted - For the three months ended June 30, 2025, Net income attributable to Bunge shareholders - diluted, was $2.61 per share, an increase of $2.13 per share, compared to $0.48 per share for the three months ended June 30, 2024. For the six months ended June 30, 2025, Net income attributable to Bunge shareholders, diluted, was $4.10 per share, an increase of $1.93 per share, compared to income of $2.17 per share for the six months ended June 30, 2024.
Total EBIT - For the three months ended June 30, 2025, Total EBIT was $538 million, an increase of $353 million compared to $185 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, Total EBIT was $866 million, an increase of $248 million compared to Total EBIT of $618 million for the six months ended June 30, 2024. The increase in Total EBIT for the three and six months ended June 30, 2025, was primarily due to higher Segment EBIT, resulting primarily from favorable foreign exchange results and higher gross profit in our Agribusiness segment and higher Other income (expense) - net in our Milling segment, as further discussed in the Segment Overview & Results of Operations section below, as well as higher Corporate and Other EBIT, resulting from lower SG&A expense, as further discussed in the Segment Overview & Results of Operations section below.

Income Tax (Expense) Benefit - Income tax expense was $124 million for the three months ended June 30, 2025 compared to $30 million for the three months ended June 30, 2024. Income tax expense was $204 million for the six months ended June 30, 2025 compared to $147 million for the six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025 was primarily due to higher pre-tax income in 2025.
Liquidity and Capital Resources – At June 30, 2025, working capital, which equals Total current assets less Total current liabilities, was $11,061 million, an increase of $3,215 million, compared to working capital of $7,846 million at June 30, 2024, and an increase of $2,538 million, compared to working capital of $8,523 million at December 31, 2024. The increase in working capital at June 30, 2025, compared to June 30, 2024 and December 31, 2024, was primarily due to higher Cash and cash equivalents as a result of higher borrowings by Bunge in preparation for closing of the Viterra Acquisition early in the third quarter of 2025 partially offset by higher Short-term debt, as further discussed in Liquidity and Capital Resources section below. The increase in working capital at June 30, 2025, compared to December 31, 2024, was also driven by higher Inventories, as further discussed in Liquidity and Capital Resources section below.
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
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Acquisition of Viterra, that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities. Corporate and Other also includes the historical results of Bunge's previously recognized Sugar & Bioenergy segment as discussed above.
A reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2025	2024	2025	2024
Net income (loss) attributable to Bunge shareholders	$354	$70	$555	$314
Interest income	(46)	(37)	(105)	(79)
Interest expense	106	123	210	231
Income tax expense (benefit)	124	30	204	147
Noncontrolling interests' share of interest and tax	—	(1)	2	5
Total EBIT	$538	$185	$866	$618

Agribusiness Segment EBIT	381	138	651	416
Refined and Specialty Oils Segment EBIT	101	185	217	411
Milling Segment EBIT	177	38	195	71
Segment EBIT	659	361	1,063	898

Corporate and Other EBIT	(121)	(176)	(197)	(280)

Total EBIT	$538	$185	$866	$618

Reportable Segments

Agribusiness Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)	19,274	20,579	(6)%	37,551	40,771	(8)%
Net sales	$9,167	$9,657	(5)%	$17,328	$19,397	(11)%
Cost of goods sold	(8,696)	(9,368)	(7)%	(16,554)	(18,654)	(11)%
Gross profit	471	289	63%	774	743	4%
Selling, general and administrative expense	(141)	(150)	(6)%	(276)	(305)	(10)%
Foreign exchange (losses) gains – net	33	(39)	185%	62	(101)	161%
EBIT attributable to noncontrolling interests	(13)	7	(286)%	(11)	10	(210)%
Other income (expense) – net	28	56	(50)%	90	109	(17)%
Income (loss) from affiliates	3	(25)	112%	12	(40)	130%
Total Agribusiness Segment EBIT	$381	$138	176%	$651	$416	56%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Agribusiness segment Net sales decreased 5%, to $9,167 million for the three months ended June 30, 2025. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 8%, primarily due to lower volumes experienced in all regions driven by a more balanced supply and demand environment, in addition to lower average sales prices in North America and the global soybean distribution businesses due also to relative price stabilization from a more balanced supply environment. The above decreases were partially offset by higher average sales prices in our South America and global oilseed processing businesses due to increased commodity oil prices, as well as higher sales prices in our Europe Softseeds business as a result of drought conditions.
•In Merchandising, Net sales increased 4%, primarily due to higher average sales prices and volumes in our global oils and global corn businesses driven by higher demand across various regions partially offset by lower volumes and average sales price in our global wheat business driven by decreased demand from China.
Cost of goods sold decreased 7%, to $8,696 million for the three months ended June 30, 2025. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 11%, primarily due to lower Net sales and favorable mark-to-market results in the current period compared to unfavorable mark-to-market results in the prior period.
•In Merchandising, Cost of goods sold increased 4%, primarily due to higher Net sales. The increase was partially offset by less unfavorable mark-to-market results in the current period.
Foreign exchange (losses) gains - net increased 185% to a gain of $33 million for the three months ended June 30, 2025. The net gain in the current year was the result of gains in our Processing business, primarily due to the impact of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Segment EBIT increased 176%, to $381 million for the three months ended June 30, 2025. The net increase was primarily due to the following:
•In Processing, an increase of 196% was primarily due to favorable foreign exchange results, as described above, and higher Gross profit in our global soybean oilseed processing and South America businesses, as described above, partially offset by lower Gross profit, particularly in our Europe softseed businesses as a result of drought conditions in the region coupled with unfavorable mark-to-market results.

•In Merchandising, an increase of 25% was primarily due to higher Gross profit, driven by increased results in global corn, global wheat and global oil, as described above, partially offset by lower Gross profit from losses in our financial services and ocean freight businesses, as described above.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Agribusiness segment Net sales decreased 11%, to $17,328 million for the six months ended June 30, 2025. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 12%, primarily due to lower average sales prices in our global soybean distribution and North America businesses driven by relative price stabilization from a more balanced supply environment, as well as lower volumes experienced in all regions also driven by a more balanced supply and demand environment. The above decreases were partially offset by higher average sales prices in our Europe Softseeds business as a result of drought conditions, as well as in our South America business due to increased commodity oil prices.
•In Merchandising, Net sales decreased 7%, primarily due to lower volumes and average sales prices in our global wheat business driven by decreased demand from China. Net sales were also down in our ocean freight business due to lower prices and stabilizing demand. The above decreases were partially offset by higher average sale price and volumes in our global oil and corn businesses, as a result of higher demand across various regions.
Cost of goods sold decreased 11% to $16,554 million for the six months ended June 30, 2025. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 14%, primarily due to lower Net sales and favorable mark-to-market results in the current period compared to significant unfavorable mark-to-market results in the prior period.
•In Merchandising, Cost of goods sold decreased 5%, primarily due to lower Net sales. The decrease was partially offset by unfavorable mark-to-market results.
Foreign exchange (losses) gains - net increased 161% to a gain of $62 million for the six months ended June 30, 2025. The net gain in the current year was the result of gains in our Processing business, primarily due to the impact of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Income (loss) from affiliates was income of $12 million for the six months ended June 30, 2025 compared to loss of $40 million for the six months ended June 30, 2024. The increase was primarily due to net improved results from our portfolio of equity method investments, particularly in South America and Vietnam.
Segment EBIT increased 56% to $651 million for the six months ended June 30, 2025. The net increase was primarily due to the following:
•In Processing, an increase of 97% was primarily due to foreign exchange gains in the current period compared to foreign exchange losses in the prior period, income from affiliates in the current period compared to losses from affiliates in the prior period as described above and higher Gross profit primarily driven by improved margins in our South America oilseed processing business and our global soybean oilseed processing businesses.
•In Merchandising, a decrease of 50% was primarily due lower Gross profit, driven by lower results in our ocean freight and unfavorable mark-to-market results partially offset by higher Income (loss) from affiliates, as described above.

Refined and Specialty Oils Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)	2,175	2,300	(5)%	4,305	4,495	(4)%
Net sales	$3,177	$3,121	2%	$6,269	$6,361	(1)%
Cost of goods sold	(2,952)	(2,806)	5%	(5,807)	(5,687)	2%
Gross profit	225	315	(29)%	462	674	(31)%
Selling, general and administrative expense	(107)	(100)	7%	(207)	(200)	4%
Foreign exchange (losses) gains – net	(3)	(2)	50%	(7)	(13)	(46)%
EBIT attributable to noncontrolling interests	(3)	(12)	(75)%	(6)	(18)	(67)%
Other income (expense) – net	(11)	(16)	(31)%	(21)	(32)	(34)%
Income (loss) from affiliates	—	—	—%	(4)	—	100%
Total Refined and Specialty Oils Segment EBIT	$101	$185	(45)%	$217	$411	(47)%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Refined and Specialty Oils segment Net sales increased 2%, to $3,177 million for the three months ended June 30, 2025. The increase was primarily due to higher sales prices on certain products in Europe and Asia due to higher demand partially offset by lower volumes across all regions, particularly in North America driven by a more balanced supply and demand environment.
Cost of goods sold increased 5%, to $2,952 million for the three months ended June 30, 2025. The increase was primarily due to higher commodity prices in Europe and Asia, as described for Net sales above, and more unfavorable mark-to-market results.
Segment EBIT decreased 45% to $101 million for the three months ended June 30, 2025. The decrease was primarily due to lower Gross profit driven by overall lower margins, particularly in North America and Europe.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Refined and Specialty Oils segment Net sales decreased 1% to $6,269 million for the six months ended June 30, 2025. The decrease was primarily due to lower prices and volumes in North America, driven by a more balanced supply and demand environment, partially offset by higher sales prices on certain products in Europe and Asia due to higher demand.
Cost of goods sold increased 2% to $5,807 million for the six months ended June 30, 2025. The increase in Cost of goods sold was primarily due to higher commodity prices in Europe and Asia, as described for Net sales above, and unfavorable mark-to-market results partially offset by lower prices and volumes in North America, as described for Net sales above.
Segment EBIT decreased 47% to $217 million for the six months ended June 30, 2025. The decrease was due to lower Gross profit driven by overall lower margins, particularly in North America and Europe.

Milling Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)	857	971	(12)%	1,755	1,845	(5)%
Net sales	$409	$401	2%	$784	$782	—%
Cost of goods sold	(362)	(335)	8%	(693)	(656)	6%
Gross profit	47	66	(29)%	91	126	(28)%
Selling, general and administrative expense	(24)	(24)	—%	(47)	(49)	(4)%
Foreign exchange (losses) gains – net	—	(2)	(100)%	(2)	(2)	—%
EBIT attributable to noncontrolling interests	(1)	—	—%	(1)	—	—%
Other income (expense) – net	155	(1)	15600%	154	(3)	5233%
Income (loss) from affiliates	—	(1)	(100)%	—	(1)	(100)%
Total Milling Segment EBIT	$177	$38	366%	$195	$71	175%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Milling segment Net sales increased 2%, to $409 million for the three months ended June 30, 2025. The increase was primarily due to higher sales prices in both our South American wheat milling and North American corn milling businesses. These increases were partially offset by a decrease in volumes across both regions.
Cost of goods sold increased 8%, to $362 million for the three months ended June 30, 2025. The increase was primarily due unfavorable mark-to-market results.
Other income (expense) - net increased to a gain of $155 million for the three months ended June 30, 2025. The increase was primarily due to a $155 million gain on the sale of Bunge's North America corn milling business.
Segment EBIT increased 366%, to $177 million for the three months ended June 30, 2025. The increase was primarily due to higher Other income (expense) - net, as described above, partially offset by lower Gross profit in South America wheat milling, where milling volumes and margins were pressured by a more competitive pricing environment.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Milling segment Net sales remained consistent compared to prior year at $784 million for the six months ended June 30, 2025. Higher sales prices in both our South American wheat milling and North American corn milling businesses were offset by a decrease in volumes across both regions.
Cost of goods sold increased 6% to $693 million for the six months ended June 30, 2025. The increase was primarily due to unfavorable mark-to-market results.
Other income (expense) - net increased to a gain of $154 million for the six months ended June 30, 2025. The increase was primarily due to a $155 million gain on the sale of Bunge's North America corn milling business.
Segment EBIT increased 175% to $195 million for the six months ended June 30, 2025. The increase was primarily due to higher Other income (expense) - net, as described above, partially offset by lower Gross profit in South America wheat milling, where milling volumes and margins were pressured by a more competitive pricing environment.

Corporate and Other

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$16	$62	(74)%	$31	$118	(74)%
Cost of goods sold	(21)	(68)	(69)%	(23)	(121)	(81)%
Gross profit	(5)	(6)	(17)%	8	(3)	(367)%
Selling, general and administrative expense	(146)	(175)	(17)%	(268)	(334)	(20)%
Foreign exchange (losses) gains – net	14	6	133%	16	1	1500%
EBIT attributable to noncontrolling interests	1	1	—%	1	2	(50)%
Other income (expense) – net	15	18	(17)%	46	51	(10)%
Income (loss) from affiliates	—	(20)	100%	—	3	(100)%
Total Corporate and Other EBIT	$(121)	$(176)	31%	$(197)	$(280)	30%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Corporate and Other EBIT increased 31%, to a loss of $121 million for the three months ended June 30, 2025. The increase was primarily driven by a decrease in SG&A expense resulting from lower acquisition and integration costs associated with the Acquisition of Viterra. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $38 million, and $62 million for the three months ended June 30, 2025, and 2024, respectively. The increase was also driven by the absence of prior year losses from affiliate primarily related to the 2024 sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Segment EBIT increased 30% to a loss of $197 million for the six months ended June 30, 2025. The increase was primarily driven by a decrease in SG&A expense resulting from lower acquisition and integration costs associated with the announced acquisition of Viterra Limited as well as lower variable compensation expense. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $70 million, and $123 million for the six months ended June 30, 2025, and 2024, respectively. The increase was slightly offset by the absence of prior year income from affiliate primarily related to the 2024 sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2025	2024	% Change	2025	2024	% Change
Interest income	$46	$37	24%	$105	$79	33%
Interest expense	(106)	(123)	(14)%	(210)	(231)	(9)%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Interest income increased 24%, to $46 million for the three months ended June 30, 2025. Interest expense decreased 14%, to $106 million for the three months ended June 30, 2025. Higher Interest income is a result of higher balances in cash and cash equivalents in the current year. Lower Interest expense is a result of lower interest rates partially offset by higher debt levels.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Interest income increased 33% to $105 million for the six months ended June 30, 2025. Interest expense decreased 9% to $210 million for the six months ended June 30, 2025. Higher interest income is the result of higher balances in cash and cash equivalents in the current year. Lower Interest expense is a result of lower interest rates partially offset by higher debt levels.

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
Working Capital

	As of
(US$ in millions, except current ratio)	June 30, 2025	June 30, 2024	December 31, 2024
Cash and cash equivalents	$6,790	$1,161	$3,311
Trade accounts receivable, net	2,258	2,277	2,148
Inventories	8,014	8,057	6,491
Other current assets(1)	4,383	3,957	4,008
Total current assets	$21,445	$15,452	$15,958
Short-term debt	$3,535	$949	$875
Current portion of long-term debt	690	5	669
Trade accounts payable	2,894	3,429	2,777
Current operating lease obligations	282	300	286
Other current liabilities(2)	2,983	2,923	2,828
Total current liabilities	$10,384	$7,606	$7,435
Working capital(3)	$11,061	$7,846	$8,523
Current ratio(3)	2.07	2.03	2.15

(1)    Comprises Assets held for sale and Other current assets
(2)    Comprises Liabilities held for sale and Other current liabilities
(3)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $11,061 million at June 30, 2025, an increase of $2,538 million from working capital of $8,523 million at December 31, 2024, and an increase of $3,215 million from working capital of $7,846 million at June 30, 2024.
Cash and Cash Equivalents - Cash and cash equivalents were $6,790 million at June 30, 2025, an increase of $3,479 million from $3,311 million at December 31, 2024, and an increase of $5,629 million from $1,161 million at June 30, 2024. The significant increases from December 31, 2024 and June 30, 2024 result from various borrowings on existing debt facilities in preparation for closing of the Viterra Acquisition early in the third quarter of 2025. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for further details regarding the factors giving rise to the change in Cash and cash equivalents during the six months ended June 30, 2025.
Trade accounts receivable, net - Trade accounts receivable, net were $2,258 million at June 30, 2025, an increase of $110 million from $2,148 million at December 31, 2024, and a decrease of $19 million from $2,277 million at June 30, 2024. The increase from December 31, 2024 was primarily due to fewer receivables sold into our securitization program. The decrease from June 30, 2024, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above, partially offset by fewer receivables sold into our securitization program.

Inventories - Inventories were $8,014 million at June 30, 2025, an increase of $1,523 million from $6,491 million at December 31, 2024, and a decrease of $43 million from $8,057 million at June 30, 2024. The increase from December 31, 2024 was primarily due to increased volumes in conjunction with the timing of the South American harvest, partially offset by certain lower average commodity prices, including soybeans. The decrease from June 30, 2024 was primarily due to certain lower average commodity prices, partially offset by slightly higher volumes as of June 30, 2025.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,657 million, $5,224 million, and $6,776 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $4,383 million at June 30, 2025, an increase of $375 million from $4,008 million at December 31, 2024, and an increase of $426 million from $3,957 million at June 30, 2024. The increase from December 31, 2024 was due to an increase in prepaid commodity purchase contracts in conjunction with the timing of the South American harvest, higher assets held for sale related to our European margarines and spreads business ( see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), higher prepaid expenses and higher unrealized gains on derivative contracts as a result of commodity price changes. The increase was partially offset by a decrease in marketable securities and other short term investments, the collection of an insurance recovery receivable related to business interruption resulting from the Ukraine-Russia war (see Note 6 - Other Current Assets to our condensed consolidated financial statements), and a decrease in disposition receivable reflecting the collection of a deferred payment in connection with the sale of BP Bunge Bioenergia, partially offset by the recognition of a disposition receivable in connection with the sale of 40% of our Spanish operating subsidiary. The increase from June 30, 2024 was due to an increase in marketable securities and other short term investments resulting from strategic investment opportunities, higher assets held for sale related to our European margarines and spreads business, an increase in secured advances to suppliers as market conditions in Brazil have led to an increase in new advances in the current period, higher unrealized gains on derivative contracts as a result of commodity price changes, and a higher disposition receivable related to the sale of 40% of our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).This increase was partially offset by a decrease in margin deposits.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $4,225 million at June 30, 2025, an increase of $2,681 million from $1,544 million at December 31, 2024, and an increase of $3,271 million from $954 million at June 30, 2024. The higher short-term debt level at June 30, 2025, compared to December 31, 2024 and June 30, 2024 was due to higher borrowings by Bunge from its commercial paper program and revolving credit facilities in preparation for closing of the Viterra Acquisition early in the third quarter of 2025 (see Debt section below) and higher borrowings by Bunge operating companies on local bank lines of credit to fund working capital requirements. In addition, the higher short-term debt level at June 30, 2025, compared to June 30, 2024, results from an increase in the Current portion of long-term debt associated with our 1.63% Senior Notes, due 2025.
Trade accounts payable - Trade accounts payable were $2,894 million at June 30, 2025, an increase of $117 million from $2,777 million at December 31, 2024, and a decrease of $535 million from $3,429 million at June 30, 2024. The increase from December 31, 2024 was primarily due to higher inventory volumes in conjunction with the South American harvest as discussed above, partially offset by lower average commodity prices and the timing of payments. The decrease from June 30, 2024 was primarily due to the timing of payments as well as lower average commodity prices.
Other current liabilities - Other current liabilities were $2,983 million at June 30, 2025, an increase of $155 million from $2,828 million at December 31, 2024, and an increase of $60 million from $2,923 million at June 30, 2024. The increase from December 31, 2024, was primarily due to higher accrued dividends (see Note 17 - Equity to our condensed consolidated financial statements) and higher liabilities held for sale balances related to our European margarines and spreads business (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), partially offset by lower advances on sales driven by timing of receipts in North America. The increase from June 30, 2024, was primarily due to higher liabilities held for sale balances related to our European margarines and spreads business (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements) and an increase in accrued liabilities balances.
Debt
As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.

Revolving Credit Facilities — At June 30, 2025, we had $7,565 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	June 30, 2025	June 30, 2025	December 31, 2024
$1.1 Billion 364-day Revolving Credit Agreement	2026	$1,100	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement	2029	3,200	—	—
$3.5 Billion 3-year Revolving Facility Agreement	2026	3,500	1,100	—
$865 Million 5-year Revolving Credit Agreement	2026	865	—	—
Total Revolving Credit Facilities		$8,665	$1,100	$—

(1)See Note 13 - Debt to our condensed consolidated financial statements for a description of current period activity, if any, related to these facilities.
Commercial Paper Program - The following table summarizes the facility as of the periods presented:

(US$ in millions)	Program Capacity	Borrowings Outstanding
Commercial Paper Program(1)	June 30, 2025	June 30, 2025	December 31, 2024
$2 Billion Commercial Paper Program	$2,000	$1,147	$—
(1)The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
Short and long-term debt —

	As of
US$ in millions	June 30, 2025	June 30, 2024	December 31, 2024
Short-term debt	$3,535	$949	$875
Long-term debt, including current portion	7,734	4,091	5,363
Total debt	$11,269	$5,040	$6,238

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Year Ended December 31, 2024
Average total debt outstanding	$7,263	$5,132	$5,480
Our total debt was $11,269 million at June 30, 2025, an increase of $5,031 million from $6,238 million at December 31, 2024, and an increase of $6,229 million from $5,040 million at June 30, 2024. The higher total debt level at June 30, 2025, compared to December 31, 2024 was primarily due to an increase in short-term borrowings as described above and an increase in Long-term debt, including current portion, resulting from borrowings totaling $2.3 billion on term loan borrowings due in 2028 in preparation for closing of the Viterra Acquisition early in the third quarter of 2025. The higher debt level compared to June 30, 2024 was primarily due to an increase in short-term bank borrowings as described above and an increase in Long-term debt, including current portion, resulting from the issuance of three tranches of unsecured senior notes ("2024 Senior Notes") for an aggregate principal amount of $2.0 billion in September 2024 and borrowings totaling $2.3 billion on term loans due in 2028 in preparation for closing of the Viterra Acquisition early in the third quarter of 2025, partially offset by prepayment of a $750 million 3-year term loan. See Note 13 - Debt to our condensed consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At June 30, 2025, there were no borrowings outstanding under these bilateral short-term credit lines.

In addition, Bunge's operating companies had $1,288 million, $875 million, and $949 million in short-term borrowings outstanding from local bank lines of credit at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, to support working capital requirements.
As described in Note 13 - Debt to our condensed consolidated financial statements, on June 30, 2025, in preparation for closing of the Viterra Acquisition we drew a total of $2.3 billion. The proceeds were used, together with proceeds from other sources and existing Cash and cash equivalents to fund a portion of the cash consideration for Bunge’s Acquisition of Viterra and to repay a portion of certain Viterra debt settled at the closing of the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes. Further, on August 4, 2025, Bunge completed the sale and issuance of two tranches of senior notes issued by BLFC for a total aggregate principal amount of $1.3 billion.
Registered Senior Notes — Bunge Limited Finance Corp. ("BLFC"), a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at June 30, 2025.

(US$ in millions)	Aggregate Principal Amount Outstanding (1)	Balance Outstanding
1.63% Senior Notes due 2025	$600	$600
3.25% Senior Notes due 2026	700	699
3.75% Senior Notes due 2027	600	598
4.10% Senior Notes due 2028	400	398
4.20% Senior Notes due 2029	800	793
2.75% Senior Notes due 2031	1,000	993
4.65% Senior Notes due 2034	800	791
(1)     Subsequent to June 30, 2025, Bunge completed the US Exchange Offers, exchanging $1.92 billion of Existing USD Viterra Notes for new notes issued by BLFC. Bunge registered the new notes issued by BLFC under the requirements of the Securities Act of 1933 in the third quarter of 2025. Further, on August 4, 2025, Bunge completed the sale and issuance of two tranches of senior notes issued by BLFC for a total aggregate principal amount of $1.3 billion that were registered under the requirements of the Securities Act of 1933 in the third quarter of 2025. See Note 13 - Debt to our condensed consolidated financial statements for further details.
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
    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2025, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s (2)	A-2	BBB+	CreditWatch Positive
Moody’s	P-2	Baa1	Stable
Fitch	F-2	BBB+	Stable

(1)    Short-term debt rating applies only to the commercial paper program with BLFC as the issuer.
(2)    Subsequent to June 30, 2025, Standard & Poor's upgraded Bunge's credit rating, as described below.

Following the announcement of the Acquisition, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a standalone basis, and a pro-forma at closing basis. Recent rating agency actions include the following:
•Standard & Poor's upgraded Bunge’s credit rating to A- on July 2, 2025 and removed all outlooks from CreditWatch Positive and assigned a stable outlook;
•Standard & Poor's also assigned a A- issue-level rating to Bunge's previously issued $2 billion 2024 Senior Notes;
•Moody’s upgraded Bunge’s long-term debt credit rating to Baa1 on August 1, 2024 with stable outlook; and affirmed the rating on July 28, 2025.
•Fitch upgraded Bunge’s long-term debt credit rating to BBB+ on September 5, 2024 with stable outlook and affirmed the rating on July 2, 2025.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2025.

Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2025	December 31, 2024
Equity:
Registered shares	$1	$1
Additional paid-in capital	5,502	5,325
Retained earnings	13,011	12,838
Accumulated other comprehensive income (loss)	(6,123)	(6,702)
Treasury shares, at cost	(1,508)	(1,549)
Total Bunge shareholders’ equity	10,883	9,913
Noncontrolling interest	1,012	1,032
Total equity	$11,895	$10,945

Total Bunge shareholders’ equity was $10,883 million at June 30, 2025, compared to $9,913 million at December 31, 2024, an increase of $970 million. The increase was primarily due to $555 million of Net income (loss) attributable to Bunge, $528 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments and a $240 million increase resulting from the sale of a redeemable noncontrolling interest in our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements) impacting both Additional paid-in capital and Accumulated other comprehensive income (loss), partially offset by $377 million of declared dividends to shareholders, as described in Note 17 - Equity.
Noncontrolling interests decreased to $1,012 million at June 30, 2025, compared to $1,032 million at December 31, 2024, primarily due to an $89 million reduction on the acquisition of noncontrolling interest in Terminal de Granéis de Santa Catarina ("TGSC") (see Note 8 - Investment in Affiliates and Variable Interest Entities to our condensed consolidated financial statements), partially offset by $31 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments as well as $30 million in capital contributions received from minority interest shareholders.

Share repurchase program - As noted in Note 17 - Equity, on November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million, bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of June 30, 2025, a total of 19,667,739 shares were repurchased under the program for $1.9 billion with an aggregate purchase authorization of approximately $800 million remaining outstanding for repurchases under the program. During the three and six months ended June 30, 2025, Bunge did not repurchase any shares.

Cash Flows

	Six Months Ended June 30,
(US$ in millions)	2025	2024
Cash provided by (used for) operating activities	$(1,357)	$(480)
Cash provided by (used for) investing activities	(102)	(548)
Cash provided by (used for) financing activities	4,938	(388)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	(6)
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,484	$(1,422)
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
During the six months ended June 30, 2025, our cash and cash equivalents and restricted cash increased by $3,484 million, compared to a decrease of $1,422 million during the six months ended June 30, 2024, as further explained below.
Operating: Cash used for operating activities was $1,357 million for the six months ended June 30, 2025, an increase of $877 million, compared to cash used for operating activities of $480 million for the six months ended June 30, 2024. The increase in cash used was primarily driven by an overall reduction to net changes in working capital, specifically related to changes in unrealized (gains) losses on derivative contracts, in addition to funds used for secured advances to suppliers, as discussed in Working Capital section above during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the six months ended June 30, 2025, we recorded a foreign currency gain on our debt of $208 million, which was included as an adjustment to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $102 million for the six months ended June 30, 2025, a decrease of $446 million, compared to cash used for investing activities of $548 million for the six months ended June 30, 2024. The decrease in cash used was primarily due to the current period receipt of $470 million in proceeds from the sale of Bunge's corn milling business in North America, as further described in Note 2 - Acquisitions and Dispositions, in addition to lower net payments for investments. This decrease was partially offset by higher capital expenditures in the current period on various capital projects.

Financing: Cash provided by financing activities was $4,938 million for the six months ended June 30, 2025, an increase of $5,326 million, compared to cash used for financing activities of $388 million for the six months ended June 30, 2024. The increase was primarily due to an increase in net cash proceeds of short and long-term debt of $4,719 million resulting from our use of the commercial paper program, revolving credit facilities, and draws on long term debt facilities in preparation for the Acquisition of Viterra early in the third quarter of 2025 as well as for working capital requirements. Additionally, the increase was due to the lack of recurring share repurchases of $400 million from the prior year, $206 million in proceeds received from the sale of redeemable noncontrolling interest related to our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements). These increases were partially offset by an $18 million payment for the acquisition of noncontrolling interest in TGSC (see Note 8 - Investment in Affiliates and Variable Interest Entities to our condensed consolidated financial statements).

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.70 per share on June 2, 2025, to shareholders of record on May 19, 2025. On May 15, 2025, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.80 per share, payable in four equal quarterly installments of $0.70 per share beginning in the second quarter of fiscal year 2025 and ending in the first quarter of fiscal year 2026. The $0.70 per share dividend distribution represents a $0.02, or 3%, increase from the Company's previously approved quarterly cash dividend declared of $0.68 per share.

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

	Six Months Ended June 30, 2025		Year Ended December 31, 2024
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$481	$(48)	$762	$(76)
Lowest daily aggregated position value	$(46)	$(5)	$(407)	$(41)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2025, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $45 million for the six months ended June 30, 2025, and foreign exchange losses of $101 million for the year ended December 31, 2024, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2025, was $11,256 million, with a carrying value of $11,269 million.

A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at June 30, 2025, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $94 million in interest expense on our variable rate debt at June 30, 2025. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $26 million and $204 million, for labor and civil claims, respectively, as of June 30, 2025. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

BUNGE GLOBAL SA

Date: August 5, 2025	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer