Form 10-Q
period 2025-09-30
Bunge Global SA
filed 2025-11-05
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of November 3, 2025, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:193,361,047

BUNGE GLOBAL SA

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	4

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2025 and 2024	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	66

PART II — INFORMATION

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	68

Exhibit Index		69

Signatures		70

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$22,155	$12,908	$46,567	$39,566
Cost of goods sold	(21,092)	(12,136)	(44,169)	(37,254)
Gross profit	1,063	772	2,398	2,312
Selling, general and administrative expenses	(678)	(437)	(1,476)	(1,325)
Interest income	57	33	162	112
Interest expense	(202)	(127)	(412)	(358)
Foreign exchange gains (losses) – net	(55)	14	14	(101)
Other income (expense) – net	77	87	346	212
Income (loss) from affiliates	8	(20)	16	(58)
Income (loss) from continuing operations before income tax	270	322	1,048	794
Income tax (expense) benefit	(86)	(89)	(290)	(236)
Income (loss) from continuing operations	184	233	758	558
Income (loss) from discontinued operations, net of tax	(3)	—	(3)	—
Net income (loss)	181	233	755	558
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(15)	(12)	(34)	(23)
Net income (loss) attributable to Bunge shareholders (Note 18)	$166	$221	$721	$535
	0	0
Earnings per share—basic (Note 18)
Net income (loss) from continuing operations	$0.86	$1.57	$4.66	$3.77
Net income (loss) from discontinued operations	(0.02)	—	(0.02)	—
Net income (loss) attributable to Bunge shareholders - basic	$0.84	$1.57	$4.64	$3.77

Earnings per share—diluted (Note 18)
Net income (loss) from continuing operations	$0.86	$1.56	$4.62	$3.73
Net income (loss) from discontinued operations	(0.02)	—	(0.02)	—
Net income (loss) attributable to Bunge shareholders - diluted	$0.84	$1.56	$4.60	$3.73
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$181	$233	$755	$558
Other comprehensive income (loss):
Foreign exchange translation adjustment	47	167	692	(369)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of zero and $(4) in 2025 and $(1) and $1 in 2024	(32)	(57)	(119)	68
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of zero and $(1) in 2025 and $1 and $1 in 2024	—	(1)	5	(2)
Total other comprehensive income (loss)	15	109	578	(303)
Total comprehensive income (loss)	196	342	1,333	255
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(14)	(29)	(68)	(20)
Total comprehensive income (loss) attributable to Bunge	$182	$313	$1,265	$235
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,315	$3,311
Time deposits under trade structured finance program (Note 3)	546	—
Trade accounts receivable (less allowances of $156 and $89) (Note 4)	3,494	2,148
Inventories (Note 5)	13,312	6,491
Assets held for sale (Note 2)	194	8
Other current assets (Note 6)	7,858	4,000
Total current assets	26,719	15,958
Property, plant and equipment, net	11,550	5,254
Operating lease assets	1,747	932
Goodwill	2,769	453
Other intangible assets, net	328	321
Investments in affiliates	1,490	779
Deferred income taxes	789	645
Other non-current assets (Note 7)	906	557
Total assets	$46,298	$24,899
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$4,446	$875
Current portion of long-term debt (Note 13)	1,334	669
Letter of credit obligations under trade structured finance program (Note 3)	546	—
Trade accounts payable (includes $750 and $388 carried at fair value) (Note 11)	4,780	2,777
Current operating lease obligations	491	286
Liabilities held for sale (Note 2)	73	10
Other current liabilities (Note 10)	4,427	2,818
Total current liabilities	16,097	7,435
Long-term debt (Note 13)	9,809	4,694
Deferred income taxes	925	379
Non-current operating lease obligations	1,152	595
Other non-current liabilities (Note 16)	1,024	847
Redeemable noncontrolling interest	61	4
Equity (Note 17):
Registered shares, par value $.01; authorized not issued – 21,249,835 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2025 – 193,412,347 shares, 2024 – 133,964,235 shares	2	1
Additional paid-in capital	10,871	5,325
Retained earnings	13,053	12,838
Accumulated other comprehensive income (loss) (Note 17)	(6,107)	(6,702)
Treasury shares, at cost; 2025 - 27,482,026 shares and 2024 - 21,318,307 shares	(2,051)	(1,549)
Total Bunge shareholders’ equity	15,768	9,913
Noncontrolling interests	1,462	1,032
Total equity	17,230	10,945
Total liabilities, redeemable noncontrolling interest and equity	$46,298	$24,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$755	$558
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(251)	39
Depreciation, depletion and amortization	477	345
Share-based compensation expense	54	49
Deferred income tax expense (benefit)	(88)	(43)
(Gain) loss on sale of investments and property, plant and equipment	(155)	(2)
Results from affiliates	(16)	39
Other, net	98	86
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(35)	382
Inventories	(799)	(557)
Secured advances to suppliers	(281)	146
Trade accounts payable and accrued liabilities	(48)	(386)
Advances on sales	(310)	(179)
Net unrealized (gains) losses on derivative contracts	(125)	533
Margin deposits	(28)	(152)
Recoverable and income taxes, net	179	(148)
Marketable securities	34	7
Other, net	36	130
Cash provided by (used for) operating activities	(503)	847
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,185)	(887)
Acquisitions of businesses (net of cash acquired)	(4,116)	—
Proceeds from investments	1,237	739
Payments for investments	(2,471)	(872)
Settlements of net investment hedges	(34)	(4)
Proceeds from disposal of business and property, plant and equipment	946	6
Proceeds from sale of investments in affiliates	100	103
Payments for investments in affiliates	(69)	(23)
Other, net	68	(19)
Cash provided by (used for) investing activities	(5,524)	(957)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	2,389	113
Proceeds from short-term debt with maturities greater than three months	1,031	646
Repayments of short-term debt with maturities greater than three months	(969)	(765)
Proceeds from long-term debt	3,602	2,036
Repayments of long-term debt	(1,350)	(752)
Debt issuance costs	(17)	(24)
Repurchases of registered shares	(545)	(600)
Dividends paid to registered and common shareholders	(324)	(287)
Capital contributions from (Return of capital to) noncontrolling interest	30	41
Sale of redeemable noncontrolling interest	206	—
Acquisition of noncontrolling interest	(18)	—
Other, net	(14)	(32)
Cash provided by (used for) financing activities	4,021	376
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	3	—
Net increase (decrease) in cash and cash equivalents, and restricted cash	(2,003)	266
Cash and cash equivalents, and restricted cash - beginning of period	3,328	2,623
Cash and cash equivalents, and restricted cash - end of period	$1,325	$2,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, July 1, 2025	$61	134,434,752	$1	20,847,790	$(1,508)	$5,502	$13,011	$(6,123)	$1,012	$11,895
Net income (loss)	—	—	—	—	—	—	166	—	15	181
Other comprehensive income (loss)	—	—	—	—	—	—	—	16	(1)	15
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(125)	—	—	(125)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(5)	(5)
Acquisition of a business (Note 2)	—	65,611,831	1	—	—	5,339	—	—	441	5,781
Share-based compensation expense and conversions	—	—	—	—	—	32	—	—	—	32
Repurchase of registered shares	—	(6,672,777)	—	6,672,777	(545)	—	—	—	—	(545)
Issuance of registered shares, including stock dividends	—	38,541	—	(38,541)	2	(2)	1	—	—	1
Balance, September 30, 2025	$61	193,412,347	$2	27,482,026	$(2,051)	$10,871	$13,053	$(6,107)	$1,462	$17,230

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, July 1, 2024	$1	141,641,323	$1	19,788,149	$(1,427)	$5,869	$12,005	$(6,446)	$982	$10,984
Net income (loss)	(1)	—	—	—	—	—	221	—	13	234
Other comprehensive income (loss)	—	—	—	—	—	—	—	92	17	109
Dividends on common shares, $2.72 per share	—	—	—	—	—	—	5	—	—	5
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(1)	(1)
Capital contribution (return) from (to) noncontrolling interest	2	—	—	—	—	(2)	—	—	10	8
Share-based compensation expense	—	—	—	—	—	15	—	—	—	15
Repurchase of registered shares	—	(2,063,956)	—	2,063,956	(200)	—	—	—	—	(200)
Issuance of common shares, including stock dividends	—	47,647	—	(47,647)	3	(1)	—	—	—	2
Balance, September 30, 2024	$2	139,625,014	$1	21,804,458	$(1,624)	$5,881	$12,231	$(6,354)	$1,021	$11,156

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income (loss)	7	—	—	—	—	—	721	—	27	748
Other comprehensive income (loss)	4	—	—	—	—	—	—	544	30	574
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(502)	—	—	(502)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(9)	(9)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	30	30
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	4	—	—	(89)	(85)
Acquisition of a business (Note 2)	—	65,611,831	1	—	—	5,339	—	—	441	5,781
Share-based compensation expense and conversions	—	—	—	—	—	67	—	—	—	67
Repurchase of registered shares	—	(6,672,777)	—	6,672,777	(545)	—	—	—	—	(545)
Issuance of registered shares, including stock dividends	—	509,058	—	(509,058)	43	(53)	(4)	—	—	(14)
Balance, September 30, 2025	$61	193,412,347	$2	27,482,026	$(2,051)	$10,871	$13,053	$(6,107)	$1,462	$17,230

		Registered Shares		Treasury Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net income (loss)	(1)	—	—	—	—	—	535	—	24	559
Other comprehensive income (loss)	—	—	—	—	—	—	—	(300)	(3)	(303)
Dividends on common shares, $2.72 per share	—	—	—	—	—	—	(380)	—	—	(380)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	2	—	—	—	—	(2)	—	—	41	39
Share-based compensation expense	—	—	—	—	—	49	—	—	—	49
Repurchase of registered shares	—	(6,440,930)	—	6,440,930	(600)	—	—	—	—	(600)
Issuance of registered shares, including stock dividends	—	746,276	—	(746,276)	49	(66)	(1)	—	—	(18)
Balance, September 30, 2024	$2	139,625,014	$1	21,804,458	$(1,624)	$5,881	$12,231	$(6,354)	$1,021	$11,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2024 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, forming part of Bunge’s 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025.
On July 2, 2025, Bunge completed its previously announced acquisition ("Acquisition") of Viterra Limited ("Viterra"). See Note 2 - Acquisitions and Dispositions for further details. The condensed consolidated statement of income includes results attributable to Viterra from the date of the Acquisition to September 30, 2025. Pursuant to conditions set by the European Commission for regulatory approval, the Company agreed to sell Viterra’s business in Hungary, as well as part of Viterra's business in Poland ("EU Oilseeds Divestment"). The results of these operations are reported as discontinued operations in accordance with ASC 205 - Presentation of Financial Statements. The EU Oilseeds Divestment subsequently closed on September 1, 2025.
Effective July 1, 2025, the Company changed its segment reporting to align with its new value chain operational structure as a result of the Acquisition of Viterra, as further described in Note 19 - Segment Information. Corresponding prior period amounts have been recast to conform to current period classification.
Further, effective January 1, 2025, Bunge's Sugar and Bioenergy reporting segment has been reclassified to Corporate and Other. Corresponding prior period amounts have been recast to conform to current period presentation. See Note 19 - Segment Information for further details.
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

(US$ in millions)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$1,315	$2,836
Restricted cash included in Other current assets	10	53
Total	$1,325	$2,889
Cash paid for income taxes, net of refunds received, was $164 million and $333 million for the nine months ended September 30, 2025, and 2024, respectively. Cash paid for interest expense was $395 million and $357 million for the nine months ended September 30, 2025, and 2024, respectively.
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
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the "Rules"). The Rules require disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the Rules require presentation of certain climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final Rules pending completion of judicial review following certain legal challenges. Further, in March 2025, the SEC voted to end its defense of the Rules. Bunge is currently monitoring the status of the ongoing litigation regarding the Rules.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company continues to evaluate disclosure presentation alternatives that will result in expanded disclosure in the Company's Income Taxes footnote.

2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Viterra Limited Business Combination Agreement
On July 2, 2025, Bunge completed its previously announced Acquisition of Viterra in a stock and cash transaction pursuant to a definitive business combination agreement (the "Business Combination Agreement") with Viterra and its shareholders including certain affiliates of Glencore PLC, Canada Pension Plan Investment Board, and British Columbia Investment Management Corporation (collectively, the "Sellers"). The Acquisition of Viterra creates a premier global agribusiness solutions company for food, feed and fuel, well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Pursuant to the terms of the Business Combination Agreement, Viterra shareholders received approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion as of July 2, 2025, and approximately $1.9 billion in cash, in return for 100% of the outstanding equity of Viterra. The cash consideration was financed through a combination of cash on hand and Bunge's existing debt instruments. See Note 13 - Debt for further information.
Upon the closing of the Acquisition, the Sellers owned approximately 33% of Bunge's registered shares.
The following table summarizes the total purchase consideration transferred in exchange for 100% of the outstanding equity and repayment of certain debt of Viterra:

(US$ in millions)
Fair value of Bunge stock issued (1)	$5,340
Cash consideration (2)	1,880
Repayment of certain debt of Viterra	3,554
Effective settlement of pre-existing relationships	(157)
Total purchase consideration	$10,617
(1)     Based on Bunge's closing share price on the New York Stock Exchange as of July 2, 2025 of $81.39 per share.
(2)     Represents the base amount of cash consideration transferred to the Sellers, adjusted for certain items per the terms of the Business Combination Agreement. Amount is subject to purchase price adjustments targeted to be finalized within approximately six months of the Acquisition date per the terms of the Business Combination Agreement.

Preliminary Fair Values of Assets Acquired and Liabilities Assumed
The Acquisition of Viterra is accounted for as a business combination using the acquisition method of accounting. Due to the timing of the Acquisition, the valuation of the assets acquired and liabilities assumed has not yet been finalized, and as a result, the preliminary estimates have been recorded and are subject to change. Any necessary adjustments from Bunge's preliminary estimates will be finalized within one year from the date of the Acquisition completion. Measurement period adjustments will be recorded in the period determined, as if it had been completed at the Acquisition date. The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed as of the Acquisition date, as included in Bunge's condensed consolidated balance sheet.

(US$ in millions)	July 2, 2025
Cash and cash equivalents	$1,143
Time deposits under trade structured finance program	481
Trade accounts receivable	1,307
Inventories	5,725
Assets held for sale	700
Other current assets	2,603
Property, plant and equipment	5,472
Operating lease assets	785
Other intangible assets (1)	24
Investments in affiliates	577
Deferred income taxes	143
Other non-current assets	260
Total assets acquired	19,220
Liabilities
Short-term debt	1,131
Current portion of long-term debt (2)	1,220
Letter of credit obligations under trade structured finance program	481
Trade accounts payable	1,520
Current operating lease obligations	248
Liabilities held for sale	227
Other current liabilities	2,076
Long-term debt (2)	2,158
Deferred income taxes	698
Non-current operating lease obligations	482
Other non-current liabilities	227
Net assets acquired	8,752
Less: Noncontrolling interests	(441)
Goodwill (3)	2,306
Fair value of consideration transferred	$10,617
(1)    Other intangible assets primarily consists of a trademark with a useful life of one year.
(2)    Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Viterra's aggregate principal of $1.95 billion notes and 1.2 billion Euro notes assumed in the Acquisition was $3.3 billion. The $97 million discount to par value will accrete to interest expense over the remaining term of the notes. See Note 13 - Debt for further information.
(3)    Goodwill was assigned to reportable segments as follows, $1,007 million to Softseed Processing and Refining, $761 million to Soybean Processing and Refining, and $538 million to Grain Merchandising and Milling. The goodwill is primarily attributable to expected synergies and the assembled workforce of Viterra. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized to earnings but instead will be reviewed at least annually for impairment.
Viterra Results of Operations
The condensed consolidated statement of income includes results attributable to Viterra from the date of Acquisition, July 2, 2025, to September 30, 2025. Net sales include $8.2 billion attributable to Viterra for the three and nine months ended September 30, 2025. It is impracticable for the Company to determine the effect on Net income (loss) attributable to Viterra as upon close of the Acquisition, the Company immediately began integrating Viterra into its ongoing operations.
Unaudited Supplemental Pro Forma Financial Information
The following table presents unaudited supplemental pro forma results of the combined organization as if Viterra was acquired on January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2025	2024	2025	2024
Net sales	$22,155	$22,622	$65,745	$70,268
Income (loss) from continuing operations	218	259	699	544
Income (loss) from discontinued operations	(3)	—	(3)	—
Net income (loss)	215	259	696	544

The unaudited supplemental pro forma financial information reflects the historical results of Bunge and Viterra adjusted primarily for the following:
•Additional depreciation and amortization that would have been charged assuming the fair value adjustments to Property, plant and equipment and Other intangible assets had been applied on January 1, 2024.
•Interest expense for accretion of the fair value discount on the outstanding debt assumed and not extinguished at transaction close.
•Additional interest expense on the additional financing, including the issuance of senior notes, in connection with the Acquisition, as if such issuance occurred on January 1, 2024. See Note 13 - Debt for further information.
•Acquisition costs incurred and recognized in 2025 are removed from 2025 supplemental pro forma income from continuing operations. 2024 supplemental pro forma income from continuing operations has been adjusted to include these charges, reflecting the assumed Viterra acquisition date of January 1, 2024.
The unaudited supplemental pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the Acquisition. Accordingly, the unaudited supplemental pro forma financial information is not indicative of the Company's actual results of operations if the Acquisition had been completed on January 1, 2024, nor is it necessarily an indication of future operating results.
Acquisition-Related Divestitures and Discontinued Operations
During 2024, the European Commission (the "Commission") approved, under the EU Merger Regulation, the proposed Acquisition of Viterra subject to the EU Oilseeds Divestment. The approval was conditional upon full compliance with the commitments offered by the parties. To address the Commission's competition concerns, it was agreed that Viterra’s business in Hungary, as well as part of Viterra's business in Poland, would be sold to Louis Dreyfus Company Suisse S.A. The sale in Poland includes Viterra’s Bodaczow processing facility, including commercial oilseeds origination activities to supply such facility, and the Trawniki, Kętrzyn, Szamotuły, and Werbkowice storage facilities. On September 1, 2025, Bunge completed the EU Oilseeds Divestment, fully complying with the Commission commitments.
Upon closing, Bunge received cash proceeds of $483 million in consideration recorded as a cash inflow within Proceeds from disposal of business and property, plant and equipment on the condensed consolidated statement of cash flows. The following table presents the disposal group's major classes of assets and liabilities at the closing date and includes the application of business combination accounting to the assets and liabilities assumed in the Acquisition of Viterra. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted.

(US$ in millions)
Cash and cash equivalents	$26
Trade accounts receivable	62
Inventories	148
Other current assets	64
Property, plant and equipment	413
Operating lease assets	2
Other non-current assets	2
Total assets	$717

Short-term debt	$52
Trade accounts payable and accrued liabilities	80
Other current liabilities	29
Long-term debt	62
Deferred income taxes	6
Non-current operating lease obligations	2
Total liabilities	$231
International Flavors and Fragrances Purchase Agreement
On August 5, 2025, Bunge entered into an asset purchase agreement with Solae, L.L.C. to acquire substantially all assets related to the lecithin, soy protein concentrate and crush businesses of International Flavors and Fragrances, Inc. The asset purchase, which Bunge expects to account for as a business combination, is in exchange for total cash consideration of approximately $110 million, subject to certain consideration adjustments. The transaction is expected to close in 2026, subject to customary closing conditions.
Varthomio Share Purchase Agreement
In January 2024, Bunge and Varthomio entered into a share purchase agreement whereby Bunge acquired a 15% equity interest and a fixed price call option to acquire the remaining 85% equity interest in an oilseed crush operation in western Ukraine ("ViOil"). On June 20, 2025, Bunge formally exercised the call option to acquire the remaining interest in ViOil; and early in the fourth quarter of 2025, the transaction closed in accordance with the terms of the agreement. The following table summarizes the total preliminary purchase consideration to acquire the remaining 85% equity interest:

(US$ in millions)
Cash consideration	$48
Value of contingent and deferred consideration (1)	86
Total preliminary purchase consideration	$134
(1)     Represents the fair value of the contingent and deferred cash consideration as set forth in the share purchase agreement to be settled within one year from the date of the close of the transaction.
ViOil is accounted for as a business combination using the acquisition method of accounting that requires assets and liabilities assumed to be recognized at fair value as of the date of the transaction close. Due to the timing of the close of ViOil, the initial accounting for the transaction is incomplete at this time. As a result, the preliminary purchase price allocation for the acquisition of ViOil has not been completed. Therefore, the preliminary purchase price allocation will be provided in future filings.

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
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of September 30, 2025. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $179 million and $3 million under the Refined and Specialty Oils segment and Corporate and Other, respectively. Liabilities held for sale comprise $70 million and $2 million under the Refined and Specialty Oils segment and Corporate and Other, respectively.

(US$ in millions)	September 30, 2025
Trade accounts receivable	$40
Inventories	36
Other current assets	6
Property, plant and equipment, net	83
Operating lease assets	2
Goodwill & Other intangible assets, net	12
Deferred income taxes	3
Total assets held for sale	$182

Trade accounts payable and accrued liabilities	$48
Other current liabilities	9
Deferred income taxes	2
Non-current operating lease obligations	1
Other non-current liabilities	12
Total liabilities held for sale	$72
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
            As of September 30, 2025, and December 31, 2024, time deposits and LCs of $9,031 million and $6,914 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. Time deposits and LCs that do not meet the offsetting requirements under ASC 210-20 are reported on the condensed consolidated balance sheet within Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The carrying amounts of these financial instruments approximate their fair values. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At September 30, 2025, and December 31, 2024, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.94% and 5.22%, respectively. During the nine months ended September 30, 2025, and 2024, total net proceeds from discounting of LCs were $7,102 million and $5,200 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. Additionally, Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR, is not significant as of September 30, 2025 or December 31, 2024. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and nine month periods ended September 30, 2025, and 2024.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Nine Months Ended September 30, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	44	7	51
Purchased credit deteriorated receivables	80	13	93
Recoveries	(42)	—	(42)
Write-offs charged against the allowance	(18)	(2)	(20)
Foreign exchange translation differences	3	1	4
Allowance as of September 30, 2025	$156	$43	$199
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Nine Months Ended September 30, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	38	1	39
Recoveries	(40)	(2)	(42)
Write-offs charged against the allowance	(8)	(1)	(9)
Foreign exchange translation differences	(3)	(3)	(6)
Allowance as of September 30, 2024	$91	$27	$118
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
The Program provides for funding of up to $1.5 billion and from time to time with the consent of the administrative agent, Bunge may request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $1 billion pursuant to an accordion provision under the Program. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on December 16, 2025, with a feature that permits Bunge to request 364-day extensions. The Program includes sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance relative to certain sustainability targets, including, but not limited to, science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.
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

(US$ in millions)	September 30, 2025	December 31, 2024
Receivables sold which were derecognized from Bunge's balance sheet	$1,114	$1,148
Receivables pledged to the administrative agent and included in Trade accounts receivable	$257	$123
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2025	2024
Gross receivables sold	$9,604	$8,809
Proceeds received in cash related to transfers of receivables	$9,567	$8,776
Cash collections from customers on receivables previously sold	$9,638	$8,868
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$37	$33

5.    INVENTORIES
Inventories by reportable segment consist of the following:

(US$ in millions)	September 30, 2025	December 31, 2024
Soybean Processing and Refining	$6,606	$3,551
Softseed Processing and Refining	2,223	1,082
Other Oilseeds Processing and Refining	921	899
Grain Merchandising and Milling	3,562	959
Total	$13,312	$6,491
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.
RMI by reportable segment consist of the following:

(US$ in millions)	September 30, 2025	December 31, 2024
Soybean Processing and Refining	$5,990	$3,217
Softseed Processing and Refining	1,855	878
Other Oilseeds Processing and Refining	352	805
Grain Merchandising and Milling	3,317	324
Total	$11,514	$5,224

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2025	December 31, 2024
Unrealized gains on derivative contracts, at fair value	$2,183	$1,286
Prepaid commodity purchase contracts (1)	690	216
Secured advances to suppliers, net (2)	376	239
Recoverable taxes, net	533	315
Margin deposits	796	579
Marketable securities and other short-term investments (3)	1,848	484
Income taxes receivable	393	122
Prepaid expenses	475	164
Restricted cash	10	17
Disposition receivable (4)	80	100
Insurance recovery receivable (5)	—	52
Other	474	426
Total	$7,858	$4,000
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $16 million and $5 million at September 30, 2025, and December 31, 2024, respectively.
(-)    Interest earned on secured advances to suppliers of $8 million and $3 million for the three months ended September 30, 2025, and 2024, respectively, and $18 million and $20 million for the nine months ended September 30, 2025, and 2024, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	September 30, 2025	December 31, 2024
Foreign government securities	$967	$229
Certificates of deposit/time deposits	525	136
Equity securities	13	21
Other	343	98
Total	$1,848	$484
As of September 30, 2025, and December 31, 2024, $1,505 million and $386 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended September 30, 2025, and 2024, unrealized gains of $47 million and $7 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2025, and 2024. For the nine months ended September 30, 2025, and 2024, unrealized gains/(losses) of $52 million and $(1) million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2025, and 2024.
(4)    On October 1, 2024, Bunge completed the sale of our 50% ownership share in BP Bunge Bioenergia to BP. In connection with the sale, a disposition receivable of $100 million was recorded at December 31, 2024 and collected in the first quarter of 2025. In addition, on March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at September 30, 2025. See Note 2 - Acquisitions and Dispositions for further information.
(5)    In the year ended December 31, 2024, the Company recognized an insurance recovery related to the Ukraine-Russia war of $52 million attributable to business interruption. The insurance recovery was collected in the first quarter of 2025.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2025	December 31, 2024
Recoverable taxes, net (1)	$129	$19
Judicial deposits (1)	111	86
Other long-term receivables, net (2)	24	14
Income taxes receivable (1)	46	125
Long-term investments (3)	181	174
Affiliate loans receivable	12	8
Long-term receivables from farmers in Brazil, net (1)	97	23
Unrealized gains on derivative contracts, at fair value	32	—
Other	274	108
Total	$906	$557
(1)    A significant portion of these non-current assets arise from the Company’s Brazil and Indian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of September 30, 2025, and December 31, 2024, $29 million and $14 million, respectively, of long-term investments are recorded at fair value.

Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil. Recoverable taxes are reported net of allowances of $5 million and $9 million at September 30, 2025, and December 31, 2024, respectively.
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
Long-term investments - Long-term investments primarily comprise Bunge's noncontrolling equity investments held by Bunge Ventures in growth stage companies and related investment funds in the agribusiness and food sectors.
Affiliate loans receivable - Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of greater than one year.
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. Certain long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6 - Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2025, and the year ended December 31, 2024, was $127 million and $67 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2025		December 31, 2024
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$33	$32	$28	$26
Renegotiated amounts	2	1	3	1
For which no allowance has been provided:
Legal collection process (1)	6	—	6	—
Renegotiated amounts (2)	2	—	1	—
Other long-term receivables (3)	87	—	12	—
Total	$130	$33	$50	$27
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Nine Months Ended September 30,
(US$ in millions)	2025	2024
Allowance as of January 1	$27	$31
Bad debt provisions	2	1
Recoveries	(1)	—
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	5	(4)
Allowance as of September 30	$33	$28

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Investment in Affiliates
Terminal XXXIX De Santos S.A. ("T-39")
On May 29, 2024, Bunge entered into a share purchase agreement ("SPA") to indirectly acquire a 25% interest of T-39. T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. In June 2025, the SPA was formally terminated by the seller in accordance with the terms set forth in the SPA.
Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. In November 2024, Bunge exercised the Option, and on March 20, 2025 the transaction closed in accordance with the terms of the Option. As a result, Bunge acquired all the shares of TGSC for R$485 million (approximately $85 million at closing) in consideration, inclusive of certain closing adjustments.

Prior to March 20, 2025, TGSC was a VIE as a result of having insufficient equity at risk. Bunge was the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity since the third quarter of 2023. As all of TGSC’s equity was held by a third-party, Bunge reflected all TGSC earnings and equity as attributable to noncontrolling interests in the condensed consolidated statements of income and condensed consolidated balance sheets, respectively. Following the close of the transaction, TGSC is no longer a VIE. Upon TGSC becoming a consolidated, wholly-owned subsidiary of Bunge, the noncontrolling interest was eliminated and the difference between consideration paid and noncontrolling interest, at the transaction close date, was recorded in Additional paid-in capital on the condensed consolidated balance sheet.
Further, Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$329	$534
Trade accounts receivable	2	2
Inventories	40	54
Other current assets	31	35
Total current assets	402	625
Property, plant and equipment, net	599	455
Other intangible assets, net	—	69
Total assets	$1,001	$1,149

Current liabilities:
Trade accounts payable and accrued liabilities	$61	$80
Other current liabilities	37	34
Total current liabilities	98	114
Long-term debt	—	50
Other non-current liabilities	—	10
Total liabilities	$98	$174
Non-Consolidated Variable Interest Entities
For information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company's related maximum exposure to losses associated with such investments, please refer to Note 11 - Investments in Affiliates and Variable Interest Entities, included in the Company's 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025.

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
Income tax expense for the three and nine months ended September 30, 2025, was $86 million and $290 million, respectively. Income tax expense for the three and nine months ended September 30, 2024, was $89 million and $236 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings. The effective tax rate for the three and nine months ended September 30, 2024, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and unfavorable adjustments related to foreign currency fluctuations in South America.
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
On July 4, 2025, H.R.1, commonly known as the "One Big Beautiful Bill Act", was signed into U.S. law. Bunge evaluated the provisions of the law and its potential impact on the condensed consolidated financial statements. The Company currently expects that it will not have a material impact on its consolidated effective tax rate. This assessment considers various factors, including the nature of its operations and the specific tax law changes introduced by the law. The law allows for the immediate expensing of qualified capital expenditures (100% bonus depreciation), and Bunge anticipates that this provision will result in additional cash tax benefits for the Company, primarily by accelerating tax deductions for eligible investments in property, plant, and equipment. While this immediate expensing is expected to reduce the Company's current cash tax obligations, it is not anticipated to materially alter its effective tax rate over the long term, consistent with current accounting standards for deferred taxes.

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2025	December 31, 2024
Unrealized losses on derivative contracts at fair value	$1,601	$1,082
Accrued liabilities	1,369	840
Advances on sales (1)	561	501
Dividends payable (2)	271	91
Income tax payable	226	80
Other	399	224
Total	$4,427	$2,818
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
For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2025				December 31, 2024
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1	$375	$—	$376	$86	$42	$—	$128
Readily marketable inventories (Note 5)	—	9,532	1,982	11,514	—	4,805	419	5,224
Trade accounts receivable (1)	—	—	—	—	—	—	—	—
Unrealized gain on derivative contracts (2):
Interest rate	—	40	—	40	—	15	—	15
Foreign exchange	—	540	—	540	—	422	—	422
Commodities	176	1,146	248	1,570	82	549	134	765
Freight	32	—	—	32	40	—	—	40
Energy	32	—	—	32	42	—	—	42
Credit	—	1	—	1	—	2	—	2
Other (3)	1,108	426	—	1,534	325	75	—	400
Total assets	$1,349	$12,060	$2,230	$15,639	$575	$5,910	$553	$7,038
Liabilities:
Trade accounts payable (1)	$—	$592	$158	$750	$—	$326	$62	$388
Unrealized loss on derivative contracts (4):
Interest rate	—	129	—	129	—	258	—	258
Foreign exchange	—	444	—	444	—	494	—	494
Commodities	152	722	188	1,062	71	309	104	484
Freight	46	—	—	46	38	—	—	38
Energy	40	—	—	40	38	—	—	38
Credit	—	1	—	1	—	2	—	2
Equity	3	—	—	3	—	—	—	—
Total liabilities	$241	$1,888	$346	$2,475	$147	$1,389	$166	$1,702
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $32 million and zero included in Other non-current assets at September 30, 2025, and December 31, 2024, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $124 million and $232 million included in Other non-current liabilities at September 30, 2025, and December 31, 2024, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025, and 2024. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2025
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2025	$1,535	$15	$(273)	$1,277
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	61	(33)	1	29
Purchases	548	—	(37)	511
Sales	(872)	—	—	(872)
Settlements	—	—	164	164
Transfers into Level 3	1,087	80	(20)	1,147
Transfers out of Level 3	(412)	(2)	12	(402)
Translation adjustment	35	—	(5)	30
Balance, September 30, 2025	$1,982	$60	$(158)	$1,884
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $69 million, $(20) million and less than $1 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2025.

	Three Months Ended September 30, 2024
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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $124 million, $(11) million and $1 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2024.

	Nine Months Ended September 30, 2025
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2025	$419	$30	$(62)	$387
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	156	(60)	13	109
Purchases	2,254	—	(424)	1,830
Sales	(2,088)	—	—	(2,088)
Settlements	—	—	349	349
Transfers into Level 3	2,034	90	(25)	2,099
Transfers out of Level 3	(908)	(3)	15	(896)
Translation adjustment	115	3	(24)	94
Balance, September 30, 2025	$1,982	$60	$(158)	$1,884

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $185 million, $(47) million and $7 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2025.

	Nine Months Ended September 30, 2024
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

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $488 million, $(50) million and $14 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2024.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, selling, general and administrative costs, and foreign denominated contractual payments using currency forwards and cross-currency swaps. The change in the value of the derivative is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the derivative is reclassified to the condensed consolidated statements of income (loss). These hedges mature at various times through September 2028. Of the amount currently in Accumulated other comprehensive income (loss), less than $2 million of deferred losses, based on transaction maturities, are expected to be reclassified to earnings in the next twelve months.
Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards and foreign currency denominated third-party loans for which the currency risk is remeasured through Accumulated other comprehensive income (loss). For currency forwards, the forward method is used. The change in the value of the hedging instrument is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
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

(US$ in millions)	September 30, 2025	December 31, 2024	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$6,500	$4,900	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(92)	$(246)	$ Notional
Carrying value of hedged debt	$6,334	$4,600	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$54	$—	$ Notional
Foreign currency option - notional amount	$30	$120	$ Notional
Cross currency swaps - notional amount	$588	$—	$ Notional
Carrying value of hedged debt under the cross currency swap	$587	$—	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$695	$550	$ Notional
Carrying value of non-derivative hedging instrument	$235	$—	$ Notional
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
The table below summarizes the volume of economic derivatives as of September 30, 2025, and December 31, 2024. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2025		2024		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$860	$(1,299)	$234	$(1,420)	$ Notional
Futures	$—	$(43)	$—	$(69)	$ Notional
Forwards	$487	$(246)	$—	$—	$ Notional
Currency
Forwards	$18,367	$(13,439)	$8,439	$(8,961)	$ Notional
Swaps	$3,754	$(2,055)	$3,566	$(2,105)	$ Notional
Futures	$3,501	$—	$—	$(15)	$ Notional
Options	$58	$(46)	$107	$(60)	Delta
Agricultural commodities
Forwards	41,802,799	(64,004,284)	25,166,668	(35,384,917)	Metric Tons
Swaps	—	(453,592)	—	—	Metric Tons
Futures	—	(7,174,842)	—	(3,699,452)	Metric Tons
Options	113,285	(1,241,842)	11,835	(116,481)	Metric Tons
Ocean freight
FFA	—	(9,817)	—	(7,484)	Hire Days
Natural gas
Forwards	37,471	(18,735)	—	—	MMBtus
Swaps	963,507	—	1,114,929	—	MMBtus
Futures	3,300,825	—	7,058,632	—	MMBtus
Electricity
Futures	156,710	—	123,565	—	MWh
Energy - other
Swaps	340,994	—	339,947	—	Metric Tons
Energy - CO2
Futures	378,000	—	418,000	—	Metric Tons
Other
Swaps and futures	$130	$(130)	$90	$(90)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2025, and 2024.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2025	2024
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$(1)

Cost of goods sold
Economic hedges	Foreign currency	$283	$39
	Commodities	(17)	(202)
	Other (1)	(23)	(37)
Total Cost of goods sold		$243	$(200)

Interest expense
Hedge accounting	Interest rate	$(22)	$(31)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$(2)	$—
Economic hedges	Foreign currency	$(3)	$(7)
Total Foreign exchange (losses) gains – net		$(5)	$(7)

Other income (expense)
Economic hedges	Other	$(2)	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(4)	$(18)
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(28)	$(39)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$—	$(1)
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine months ended September 30,
(US$ in millions)		2025	2024
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$(1)

Cost of goods sold
Economic hedges	Foreign currency	$455	$(160)
	Commodities	57	(228)
	Other (1)	(16)	(91)
Total Cost of goods sold		$496	$(479)

Interest expense
Hedge accounting	Interest rate	$(67)	$(92)

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$(2)	$—
Economic hedges	Foreign currency	$34	$(5)
Total Foreign exchange (losses) gains - net		$32	$(5)

Other income (expense)
Economic hedges	Other	$(2)	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$6	$4
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(125)	$64

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$—	$(2)
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	September 30, 2025	December 31, 2024
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$—
Commercial paper (1)	2,295	—
Other short-term debt	2,151	875
Total Short-term debt	4,446	875
Current portion of long-term debt	1,334	669
Total Short-term debt and Current portion of long-term debt (2)	5,780	1,544
Long-term debt: (3)
Term loan due 2027 - SOFR plus 1.000%	250	250
Term loan due 2028 - SOFR plus 1.200%	250	250
Term loan due 2028 - SOFR plus 1.100% (4)	300	—
Term loan due 2028 - SOFR plus 1.100% (4)	2,000	—
1.63% Senior Notes due 2025	—	599
2.00% Senior Notes due 2026 (4)	572	—
3.25% Senior Notes due 2026	699	699
4.90% Senior Notes due 2027 (4)	443	—
3.75% Senior Notes due 2027	599	598
1.00% Senior Notes due 2028 - Euro (4)	775	—
4.10% Senior Notes due 2028 (4)	398	397
4.20% Senior Notes due 2029 (4)	794	793
4.55% Senior Notes due 2030 (4)	645	—
3.20% Senior Notes due 2031 (4)	556	—
2.75% Senior Notes due 2031	993	993
5.25% Senior Notes due 2032 (4)	307	—
4.65% Senior Notes due 2034 (4)	791	790
5.15% Senior Notes due 2035 (4)	643	—
Cumulative adjustment to long-term debt from application of hedge accounting	(112)	(269)
Other long-term debt	240	263
Subtotal (5)	11,143	5,363
Less: Current portion of long-term debt	(1,334)	(669)
Total Long-term debt (6)	9,809	4,694
Total debt	$15,589	$6,238
(1)    On September 3, 2025, Bunge increased the aggregate size of its existing unsecured corporate commercial paper program by $1.0 billion, from $2.0 billion, to an aggregate of $3.0 billion.
(2)    Includes secured debt of $645 million and $187 million at September 30, 2025, and December 31, 2024, respectively.
(3)    Variable interest rates are as of September 30, 2025.
(4)    See Viterra Acquisition Financing section within Note 13 - Debt below for further details.
(5)    The fair value (Level 2) of long-term debt, including current portion, is $11,167 million and $5,373 million at September 30, 2025, and December 31, 2024, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(6)    Includes secured debt of $118 million and $131 million at September 30, 2025, and December 31, 2024, respectively.

Updates to Revolving Credit Facilities
On October 3, 2025, Bunge entered into an unsecured $4.2 billion 5-year revolving credit agreement (the "$4.2 Billion Revolving Credit Agreement") with a group of lenders, maturing on October 3, 2030. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $1.5 billion, pursuant to an accordion provision. Borrowings will bear interest at Bunge's option, at SOFR plus a margin or the Euribor Rate plus a margin. The $4.2 Billion Revolving Credit Agreement replaced an existing $3.2 billion 5-year revolving credit agreement (the "Terminated $3.2 Billion Revolving Credit Agreement") which was terminated on October 3, 2025. Bunge had no borrowings outstanding at September 30, 2025 under the Terminated $3.2 Billion Revolving Credit Agreement.
On October 3, 2025, Bunge entered into an unsecured $3.5 billion 3-year revolving agreement (the "$3.5 Billion Revolving Agreement") with a group of lenders, maturing on October 3, 2028. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $1.5 billion, pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a SOFR adjustment, which will vary from 0.05% to 0.25% based on the tenor of the interest period selected, plus a margin, which will vary from 0.20% to 0.55%, based on the Rating Level provided by Moody's and S&P. The $3.5 Billion Revolving Agreement replaced an existing $3.5 billion 3-year revolving agreement (the "Terminated $3.5 Billion Revolving Agreement") which was terminated on October 3, 2025. Bunge had no borrowings outstanding at September 30, 2025 under the Terminated $3.5 Billion Revolving Agreement.
On October 3, 2025, Bunge entered into an unsecured $1.1 billion 364-day revolving credit agreement (the "$1.1 Billion 364-Day Revolving Credit Agreement") with a group of lenders, maturing on October 2, 2026. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $250 million, pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a margin. The $1.1 Billion 364-Day Revolving Credit Agreement replaced an existing $1.1 billion 364-day revolving credit agreement (the "Terminated $1.1 Billion 364-Day Revolving Credit Agreement") which was terminated on October 3, 2025. Bunge had no borrowings outstanding at September 30, 2025 under the Terminated $1.1 Billion 364-Day Revolving Credit Agreement.
On October 3, 2025 Bunge amended and restated the $865 million revolving credit facility (the "$865 Million Revolving Loan Facility") with a group of lenders, resulting in an extension of the maturity date from October 29, 2026 to October 3, 2030. Borrowings will bear interest at SOFR plus an applicable margin. Bunge had no borrowings outstanding at September 30, 2025 under the $865 Million Revolving Loan Facility.
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
In connection with the Acquisition, on June 30, 2025, Bunge (i) borrowed $2.0 billion under the 3-year tranche term loan of the Initial Debt Commitment Facility (the "Term Loan due 2028"), and (ii) borrowed $300 million under the Delayed Draw Term Loan (such borrowings, collectively, the "Term Loan Borrowings"). The Term Loan Borrowings were used, along with existing Cash and cash equivalents and proceeds from other sources, to fund a portion of the cash consideration for Bunge’s Acquisition of Viterra and to repay a portion of certain Viterra debt settled at the closing of the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes. On October 29, 2025, Bunge repaid $1.0 billion of the $2.0 billion Term Loan due 2028 using proceeds from borrowings under other corporate credit facilities, including the corporate commercial paper program.
Senior Notes - On September 17, 2024, Bunge completed the sale and issuance of (i) $400 million aggregate principal amount of 4.100% senior notes due 2028, (ii) $800 million aggregate principal amount of 4.200% senior notes due 2029, and (iii) $800 million aggregate principal amount of 4.650% senior notes due 2034 ("Senior Notes"). Collectively, the three tranches of Senior Notes total an aggregate principal amount of $2.0 billion. The Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and its 100% owned finance subsidiary, BLFC, with the SEC. The net proceeds of the offering were approximately $1.98 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
On August 4, 2025, Bunge completed the sale and issuance of (i) $650 million aggregate principal amount of 4.550% senior notes due 2030, and (ii) $650 million aggregate principal amount of 5.150% senior notes due 2035 ( (i) and (ii) together, the"2025 Senior Notes"). Collectively, the two tranches of the 2025 Senior Notes total an aggregate principal amount of

$1.3 billion. The 2025 Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and its 100% owned finance subsidiary, BLFC, with the SEC. The net proceeds of the offering were approximately $1.29 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
Exchange Offers and Consent Solicitations of Viterra Notes - On September 9, 2024, Bunge's wholly-owned subsidiary, BLFC, commenced offers (the "US Exchange Offers") to exchange all outstanding notes of certain series (the "Existing USD Viterra Notes") issued by Viterra Finance B.V. ("VFBV") and guaranteed by Viterra and Viterra B.V., for up to $1.95 billion aggregate principal amount of new notes issued by BLFC and guaranteed by Bunge. In the third quarter of 2025, BLFC completed the US Exchange Offers, exchanging $1.92 billion of Existing USD Viterra Notes for new notes with the same interest rates and maturities issued by BLFC.
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
In addition, in the third quarter of 2025, Bunge completed the amendment of the indentures governing VFBV's outstanding 500 million Euro aggregate principal amount of 0.375% senior unsecured notes due 2025 (the "0.375% Senior Notes Due 2025 - Euro") and outstanding 700 million Euro aggregate principal amount of 1.000% senior unsecured notes due 2028 (collectively, the "Existing Euro Viterra Notes") to, among other things, substitute the issuer and guarantors of such notes with Bunge Finance Europe B.V., a wholly owned finance subsidiary of Bunge, as issuer, and Bunge as guarantor (the "European Consent Solicitation"). The 0.375% Senior Note Due 2025 - Euro were fully repaid in accordance with the terms of the agreement in September 2025.
The US Exchange Offers, US Consent Solicitation, and European Consent Solicitation were conditioned, among other things, upon the completion of the Acquisition. For this reason, the Existing USD Viterra Notes and Existing Euro Viterra Notes were not recognized on Bunge's condensed consolidated balance sheet until the third quarter of 2025, following the completion of the Acquisition.
14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for the three and nine months ended September 30, 2025, and 2024. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and nine months ended September 30, 2025, and 2024.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2025, and 2024, such services were not material to the Company's consolidated results.
At September 30, 2025, and at December 31, 2024, receivables related to the above related party transactions comprised approximately 4% or less of total Trade accounts receivable. At September 30, 2025, and December 31, 2024, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At September 30, 2025, and at December 31, 2024, advances to unconsolidated investees comprised approximately 3% or less of total Other current assets and 6% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily from indemnities provided to third parties and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. Included in Other non-current liabilities as of September 30, 2025, and December 31, 2024, are the following amounts related to these matters:

(US$ in millions)	September 30, 2025	December 31, 2024
Non-income tax claims	$29	$19
Labor claims	38	50
Civil and other claims	286	194
Total	$353	$263
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amounts.
As of September 30, 2025, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2025	December 31, 2024
ICMS	1990 to Present	$160	$128
PIS/COFINS	2002 to Present	$515	$427
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes and indemnities (see Indemnities section) with third parties, including suppliers, customers, and buyers.
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2025:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$17	$247
Residual value guarantee (2)	—	342
Other guarantees	—	12
Total	$17	$601
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2041. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such guaranteed debt facilities at September 30, 2025, Bunge's potential liability was $159 million, and it has recorded $17 million of obligations and potential losses related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2025 through 2029. At September 30, 2025, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
Indemnities—Bunge has issued or was a party to the following indemnities at September 30, 2025:
On October 1, 2024, Bunge agreed to indemnify the buyer in relation to the sale of its ownership interest in BP Bunge Bioenergia against future losses associated with certain legal claims as defined in the share purchase agreement. Indemnities for new claims generally expire between six and ten years from the transaction closing date and there is no expiration period for existing claims. At both September 30, 2025 and December 31, 2024, Bunge has recognized a $95 million obligation related to existing indemnity claims within Other non-current liabilities and has maximum potential future payments of $1,357 million.
In connection with the disposition of Bunge's Russian operations, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires in February 2030. At both September 30, 2025 and December 31, 2024, Bunge has recognized a $9 million obligation related to this indemnity within Other non-current liabilities and has maximum potential future payments of $235 million.
16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	September 30, 2025	December 31, 2024
Labor, legal, and other provisions	$495	$281
Pension, post-retirement, and post-employment obligations (1)	189	170
Uncertain income tax positions (2)	82	75
Unrealized losses on derivative contracts, at fair value (3)	124	232
Other	134	89
Total	$1,024	$847
(1)In October 2025, the Company, as plan sponsor for one of Bunge's defined benefit U.S. pension plans (the "U.S. Pension Plan"), completed $119 million of disbursements to U.S. Pension Plan participants electing a lump sum buyout. The remaining plan obligation is expected to be settled in the fourth quarter of 2025 through conversion of a previously acquired third-party insurance buy-in contract to a buy-out arrangement. At September 30, 2025, the benefit obligation remains with the U.S. Pension Plan and the Company. As of September 30, 2025, the pension obligation was fully funded by cash held by the plan and the buy-in contract. Additionally, as of September 30, 2025, the plan had unamortized actuarial losses of $123 million recorded in Accumulated other comprehensive income (loss).
(2)See Note 9 - Income Taxes.
(3)See Note 11- Fair Value Measurements.

17.    EQUITY
Registered shares issuance — On July 2, 2025, Bunge completed its previously announced Acquisition of Viterra. Pursuant to the terms of the Business Combination Agreement, Viterra shareholders were issued approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion. See Note 2 - Acquisitions and Dispositions for further information.
Share repurchase program — On November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million, bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of September 30, 2025, a total of 26,340,516 shares were repurchased under the program for $2.4 billion with an aggregate purchase authorization of approximately $255 million remaining outstanding for repurchases under the program. During the three and nine months ended September 30, 2025, Bunge repurchased 6,672,777 shares for $545 million.
Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends paid per share	$0.70	$0.68	$2.08	$2.0225
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
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. Additionally, for the three months ended September 30, 2025, Retained earnings was further reduced as a result of the registered share issuance to complete the Viterra acquisition. At September 30, 2025, and December 31, 2024, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled $271 million and $91 million, respectively, see Note 10- Other Current Liabilities.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2025	$(5,594)	$(393)	$(136)	$(6,123)
Other comprehensive income (loss) before reclassifications	48	(32)	—	16
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance, September 30, 2025	$(5,546)	$(425)	$(136)	$(6,107)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2024	$(6,005)	$(321)	$(120)	$(6,446)
Other comprehensive income (loss) before reclassifications	150	(57)	—	93
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, September 30, 2024	$(5,855)	$(379)	$(120)	$(6,354)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(6,253)	$(309)	$(140)	$(6,702)
Other comprehensive income (loss) before reclassifications	658	(119)	—	539
Amount reclassified from accumulated other comprehensive income (loss)	1	—	4	5
Sale of redeemable noncontrolling interest	48	3	—	51
Balance, September 30, 2025	$(5,546)	$(425)	$(136)	$(6,107)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(5,489)	$(445)	$(120)	$(6,054)
Other comprehensive income (loss) before reclassifications	(366)	68	—	(298)
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance, September 30, 2024	$(5,855)	$(379)	$(120)	$(6,354)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2025	2024	2025	2024
Income (loss) from continuing operations	$184	$233	$758	$558
Net (income) loss attributable to noncontrolling interests	(15)	(12)	(34)	(23)
Income (loss) from continuing operations attributable to Bunge	$169	$221	$724	$535
Income (loss) from discontinued operations, net of tax	(3)	—	(3)	—
Net income (loss) attributable to Bunge shareholders	$166	$221	$721	$535

Weighted-average number of shares outstanding:
Basic	197,111,085	140,519,185	155,452,925	141,875,297
Effect of dilutive shares:
—stock options and awards (1)	1,365,933	1,626,416	1,259,348	1,696,582
Diluted	198,477,018	142,145,601	156,712,273	143,571,879

Basic earnings per share:
Net income (loss) from continuing operations	$0.86	$1.57	$4.66	$3.77
Net income (loss) from discontinued operations	(0.02)	—	(0.02)	—
Net income (loss) attributable to Bunge shareholders—basic	$0.84	$1.57	$4.64	$3.77

Diluted earnings per share:
Net income (loss) from continuing operations	$0.86	$1.56	$4.62	$3.73
Net income (loss) from discontinued operations	(0.02)	—	(0.02)	—
Net income (loss) attributable to Bunge shareholders—diluted	$0.84	$1.56	$4.60	$3.73
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million outstanding stock options or contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and nine months ended September 30, 2025, and 2024, respectively.
19.    SEGMENT INFORMATION
Effective July 1, 2025, the Company changed its reportable segments to align with its new value chain operational structure as a result of the completion of the Acquisition of Viterra. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
Further, effective January 1, 2025, Bunge is no longer separately presenting a Sugar and Bioenergy segment. Prior period amounts in the Sugar and Bioenergy segment have been reclassified to Corporate and Other. Prior to the January 1, 2025 change, the Sugar and Bioenergy segment was primarily comprised of our previously owned 50% interest in the BP Bunge Bioenergia joint venture. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
Therefore, the Company's operations are now organized, managed, and classified into four reportable segments - Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.

The Soybean Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of soybeans and soybean related products, as well as biodiesel and fertilizer production and distribution. The Softseed Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, refining, marketing, and sale of softseeds (canola/rapeseed, sunflower seed, and safflower seed) and softseed related products, as well as biodiesel production and distribution. The Other Oilseeds Processing and Refining segment is a globally integrated business principally involved in products of a specialty nature, including the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of these related products. The Grain Merchandising and Milling segment involves the purchase, storage, transportation, distribution, and marketing of certain commodities primarily consisting of corn, wheat, barley, cotton, pulses, and sugar; activities also include the milling of wheat and sugar; and related services including ocean freight and financial services.
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

	Three Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$10,857	$3,661	$1,207	$6,428	$—	$22,153	$2	$22,155
Inter–segment revenues	189	413	83	542	(1,227)	—	—	—
Raw materials cost	(9,892)	(3,142)	(943)	(6,060)	—	(20,037)	3	(20,034)
Industrial expenses- fixed	(248)	(127)	(74)	(120)	—	(569)	(7)	(576)
Industrial expenses- variable	(141)	(61)	(26)	(28)	—	(256)	—	(256)
Depreciation	(78)	(42)	(20)	(77)	—	(217)	(9)	(226)
Cost of goods sold	(10,359)	(3,372)	(1,063)	(6,285)	—	(21,079)	(13)	(21,092)
Selling, general and administrative expenses	(143)	(58)	(57)	(145)	—	(403)	(275)	(678)
Foreign exchange (losses) gains – net	(42)	11	(2)	(15)	—	(48)	(7)	(55)
EBIT - Noncontrolling interests (1)	(3)	(1)	(8)	(1)	—	(13)	1	(12)
Other income (expense) - net	21	(5)	—	37	—	53	24	77
Income (loss) from affiliates	6	—	—	2	—	8	—	8
EBIT	337	236	77	21	—	671	(268)	403
Depreciation, depletion and amortization	(78)	(44)	(28)	(83)	—	(233)	(8)	(241)
Total assets	18,833	7,092	3,712	14,052	—	43,689	2,609	46,298
Capital expenditures	195	37	168	59	—	459	10	469

	Three Months Ended September 30, 2024
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$7,857	$1,589	$1,064	$2,397	$—	$12,907	$1	$12,908
Inter–segment revenues	160	242	99	334	(835)	—	—	—
Raw materials cost	(7,177)	(1,285)	(760)	(2,181)	—	(11,403)	4	(11,399)
Industrial expenses- fixed	(227)	(76)	(67)	(65)	—	(435)	(2)	(437)
Industrial expenses- variable	(112)	(40)	(26)	(13)	—	(191)	—	(191)
Depreciation	(46)	(20)	(22)	(16)	—	(104)	(5)	(109)
Cost of goods sold	(7,562)	(1,421)	(875)	(2,275)	—	(12,133)	(3)	(12,136)
Selling, general and administrative expenses	(111)	(35)	(63)	(68)	—	(277)	(160)	(437)
Foreign exchange (losses) gains – net	15	3	(7)	1	—	12	2	14
EBIT - Noncontrolling interests (1)	4	—	(13)	(1)	—	(10)	1	(9)
Other income (expense) - net	50	(4)	(3)	21	—	64	23	87
Income (loss) from affiliates	(31)	—	1	4	—	(26)	6	(20)
EBIT	222	132	104	79	—	537	(130)	407
Depreciation, depletion and amortization	(47)	(21)	(30)	(16)	—	(114)	(5)	(119)
Total assets	10,974	2,666	3,160	4,369	—	21,169	4,098	25,267
Capital expenditures	159	22	121	39	—	341	13	354

	Nine Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$25,268	$6,707	$3,442	$11,146	$—	$46,563	$4	$46,567
Inter–segment revenues	475	1,069	251	1,163	(2,958)	—	—	—
Raw materials cost	(22,664)	(5,772)	(2,821)	(10,436)	—	(41,693)	9	(41,684)
Industrial expenses- fixed	(661)	(268)	(216)	(249)	—	(1,394)	2	(1,392)
Industrial expenses- variable	(373)	(142)	(78)	(55)	—	(648)	—	(648)
Depreciation	(179)	(82)	(59)	(105)	—	(425)	(20)	(445)
Cost of goods sold	(23,877)	(6,264)	(3,174)	(10,845)	—	(44,160)	(9)	(44,169)
Selling, general and administrative expenses	(365)	(131)	(176)	(266)	—	(938)	(538)	(1,476)
Foreign exchange (losses) gains – net	9	43	(5)	(41)	—	6	8	14
EBIT - Noncontrolling interests (1)	(13)	(2)	(10)	(6)	—	(31)	2	(29)
Other income (expense) - net	27	(10)	(5)	263	—	275	71	346
Income (loss) from affiliates	19	(6)	—	3	—	16	—	16
EBIT	1,068	337	72	254	—	1,731	(462)	1,269
Depreciation, depletion and amortization	(179)	(84)	(83)	(112)	—	(458)	(19)	(477)
Total assets	18,833	7,092	3,712	14,052	—	43,689	2,609	46,298
Capital expenditures	539	63	453	108	—	1,163	22	1,185

	Nine Months Ended September 30, 2024
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$23,556	$5,143	$3,034	$7,831	$—	$39,564	$2	$39,566
Inter–segment revenues	601	651	252	1,141	(2,645)	—	—	—
Raw materials cost	(21,622)	(4,085)	(2,235)	(7,147)	—	(35,089)	13	(35,076)
Industrial expenses- fixed	(646)	(215)	(198)	(204)	—	(1,263)	(4)	(1,267)
Industrial expenses- variable	(339)	(130)	(82)	(41)	—	(592)	—	(592)
Depreciation	(137)	(57)	(61)	(48)	—	(303)	(16)	(319)
Cost of goods sold	(22,744)	(4,487)	(2,576)	(7,440)	—	(37,247)	(7)	(37,254)
Selling, general and administrative expenses	(344)	(104)	(185)	(203)	—	(836)	(489)	(1,325)
Foreign exchange (losses) gains – net	(58)	(15)	(21)	(10)	—	(104)	3	(101)
EBIT - Noncontrolling interests (1)	12	—	(30)	—	—	(18)	3	(15)
Other income (expense) - net	97	(14)	(13)	64	—	134	78	212
Income (loss) from affiliates	(56)	—	1	(11)	—	(66)	8	(58)
EBIT	463	523	210	231	—	1,427	(402)	1,025
Depreciation, depletion and amortization	(137)	(58)	(85)	(49)	—	(329)	(16)	(345)
Total assets	10,974	2,666	3,160	4,369	—	21,169	4,098	25,267
Capital expenditures	400	69	283	111	—	863	24	887
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
A reconciliation of Net income (loss) attributable to Bunge to Total reportable segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2025	2024	2025	2024
Net income (loss) attributable to Bunge	$166	$221	$721	$535
Interest income	(57)	(33)	(162)	(112)
Interest expense	202	127	412	358
Income tax expense (benefit)	86	89	290	236
(Income) loss from discontinued operations, net of tax	3	—	3	—
Noncontrolling interests' share of interest and tax	3	3	5	8
Less Corporate & Other EBIT	(268)	(130)	(462)	(402)
Total reportable segment EBIT	$671	$537	$1,731	$1,427

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

	Three Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,157	$2,754	$53	$5,818	$—	$17,782
Sales from contracts with customers (ASC 606)	1,700	907	1,154	610	2	4,373
Net sales to external customers	$10,857	$3,661	$1,207	$6,428	$2	$22,155

	Three Months Ended September 30, 2024
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$6,328	$848	$22	$1,838	$—	$9,036
Sales from contracts with customers (ASC 606)	1,529	741	1,042	559	1	3,872
Net sales to external customers	$7,857	$1,589	$1,064	$2,397	$1	$12,908

	Nine Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$20,688	$4,154	$123	$9,545	$—	$34,510
Sales from contracts with customers (ASC 606)	4,580	2,553	3,319	1,601	4	12,057
Net sales to external customers	$25,268	$6,707	$3,442	$11,146	$4	$46,567

	Nine Months Ended September 30, 2024
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$18,961	$2,827	$58	$6,170	$—	$28,016
Sales from contracts with customers (ASC 606)	4,595	2,316	2,976	1,661	2	11,550
Net sales to external customers	$23,556	$5,143	$3,034	$7,831	$2	$39,566

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
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors, as well as other risks and uncertainties set forth from time to time in reports subsequently filed with the SEC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2025 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2024, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended September 30, 2025, for a discussion of our internal controls over financial reporting.
Viterra Acquisition
On July 2, 2025, we completed our previously announced acquisition (the "Acquisition") of Viterra Limited ("Viterra"). Pursuant to the terms of the business combination agreement, Viterra shareholders received approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion as of July 2, 2025, and approximately $1.9 billion in cash, in return for 100% of the outstanding equity of Viterra. The Acquisition of Viterra creates a premier global agribusiness solutions company for food, feed and fuel, well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
This section is inclusive of the results of operations of Viterra from the date of Acquisition, July 2, 2025. As such, the Acquisition of Viterra is frequently one of the primary drivers of the year-over-year variances discussed throughout this section.
Non-U.S. GAAP Financial Measures
Total earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate reportable segment operating activities as well as Corporate and Other results. Bunge also uses Segment EBIT, Corporate and Other EBIT, and Total EBIT to evaluate the operating performance of Bunge’s reportable segments and Total reportable segments together with Corporate and Other activities. Segment EBIT is the aggregate of the EBIT of each of Bunge’s Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling reportable segments. Total EBIT is the aggregate of the EBIT of Bunge’s reportable segments, together with Corporate and Other activities. Bunge’s management believes Segment EBIT, Corporate and Other EBIT, and Total EBIT are useful measures of operating profitability since the measures allow for an evaluation of performance without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge shareholders, the most directly comparable U.S. GAAP financial measure. Further, Total EBIT excludes EBIT attributable to noncontrolling interests and EBIT attributable to discontinued operations and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT below.
Executive Summary
Net Income (Loss) Attributable to Bunge Shareholders - For the three months ended September 30, 2025, Net income attributable to Bunge shareholders was $166 million, a decrease of $55 million compared to $221 million, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Net income attributable to Bunge was $721 million, an increase of $186 million, compared to $535 million for the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025, was primarily due to higher net interest expense due to increased debt levels to finance the Acquisition as well as lower Corporate and Other EBIT, partially offset by higher Segment EBIT, as further discussed in the Segment Overview & Results of Operations section below. The increase for the nine months ended September 30, 2025 was due to higher Segment EBIT, partially offset by lower EBIT in our Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below, and higher income tax expense as discussed further below.
Net income (loss) attributable to Bunge shareholders - Earnings per share - Diluted - For the three months ended September 30, 2025, Net income attributable to Bunge shareholders - diluted, was $0.84 per share, a decrease of $0.72 per share, compared to $1.56 per share for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Net income attributable to Bunge shareholders - diluted, was $4.60 per share, an increase of $0.87 per share, compared to income of $3.73 per share for the nine months ended September 30, 2024.

Total EBIT - For the three months ended September 30, 2025, Total EBIT was $403 million, a decrease of $4 million compared to $407 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Total EBIT was $1,269 million, an increase of $244 million compared to Total EBIT of $1,025 million for the nine months ended September 30, 2024. The decrease in Total EBIT for the three months ended September 30, 2025, was primarily due to lower Corporate and Other EBIT, resulting from higher SG&A expense, partially offset by higher Segment EBIT, resulting primarily from higher gross profit in both of our Soybean Processing and Refining and Softseed Processing and Refining segments, as further discussed in the Segment Overview & Results of Operations section below. The increase for the nine months ended September 30, 2025, was primarily due to higher Segment EBIT, resulting primarily from higher gross profit in our Soybean Processing and Refining segment, partially offset by lower Corporate and Other EBIT, resulting from higher SG&A expense, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $86 million for the three months ended September 30, 2025 compared to $89 million for the three months ended September 30, 2024. Income tax expense was $290 million for the nine months ended September 30, 2025 compared to $236 million for the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 was primarily due to lower pre-tax income in 2025, while the increase for the nine months ended September 30, 2025, was primarily due to higher pre-tax income in 2025.

Liquidity and Capital Resources – At September 30, 2025, working capital, which equals Total current assets less Total current liabilities, was $10,622 million, an increase of $2,394 million, compared to working capital of $8,228 million at September 30, 2024, and an increase of $2,099 million, compared to working capital of $8,523 million at December 31, 2024. The increase in working capital at September 30, 2025, compared to September 30, 2024, and December 31, 2024, respectively, was primarily due to higher Inventories and Other current assets, partially offset by higher Short-term debt, as further discussed in Liquidity and Capital Resources section below.
Segment Overview & Results of Operations
Effective July 1, 2025, we changed our reportable segments to align with our new value chain operational structure as a result of the completion of the Acquisition of Viterra. See Note 19 - Segment Information to our condensed consolidated financial statements. Further, we enhanced our volume reporting to align with the new segment reporting structure and with the Company's primary income-generating activities. Volumes are now reported as follows:
•Soybean Processing and Refining volumes represent (1) oilseed volumes processed (crushed) during a period, which approximate sales volumes to third parties during the same reporting period (2) merchandised volumes, which represent sales volumes of soybeans to third-party customers during a reporting period and (3) a supplemental refined oil production volume, which will also be provided representing the total refined volume during a reporting period.
•Softseed Processing and Refining volumes represent (1) oilseed volumes processed (crushed) during a period, which approximate sales volumes to third parties during the same reporting period (2) merchandised volumes, which represent sales volumes of softseeds to third-party customers during a reporting period and (3) a supplemental refined oil production volume, which will also be provided representing the total refined volume during a reporting period.
•Other Oilseeds Processing and Refining volumes represent sales volumes to third-party customers.
•Grain Merchandising and Milling volumes represent sales volumes to third-party customers.
Further, effective January 1, 2025, Bunge is no longer separately presenting a Sugar & Bioenergy segment, as discussed in Note 19 - Segment Information to our condensed consolidated financial statements, nor presenting Core and Non-core segment results.
Corresponding prior period amounts have been recast to conform to the current period presentations described above.
Therefore, our operations are now organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. Reportable operations comprise our Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling reportable segments.
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
A reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2025	2024	2025	2024
Net income (loss) attributable to Bunge shareholders	$166	$221	$721	$535
Interest income	(57)	(33)	(162)	(112)
Interest expense	202	127	412	358
Income tax expense (benefit)	86	89	290	236
Income (loss) from discontinued operations, net of tax	3	—	3	—
Noncontrolling interests' share of interest and tax	3	3	5	8
Total EBIT	$403	$407	$1,269	$1,025

Soybean Processing and Refining	337	222	1,068	463
Softseed Processing and Refining	236	132	337	523
Other Oilseeds Processing and Refining	77	104	72	210
Grain Merchandising and Milling	21	79	254	231
Segment EBIT	671	537	1,731	1,427

Corporate and Other EBIT	(268)	(130)	(462)	(402)

Total EBIT	$403	$407	$1,269	$1,025

Reportable Segments

Soybean Processing and Refining

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)
Soybeans processed	12,139	9,343	30%	29,553	27,179	9%
Soybeans merchandised	7,246	3,070	136%	13,577	10,175	33%
Refined oil production	932	908	3%	2,693	2,620	3%
Net sales	$10,857	$7,857	38%	$25,268	$23,556	7%
Cost of goods sold	(10,359)	(7,562)	37%	(23,877)	(22,744)	5%
Gross profit	498	295	69%	1,391	812	71%
Selling, general and administrative expense	(143)	(111)	29%	(365)	(344)	6%
Foreign exchange (losses) gains – net	(42)	15	(380)%	9	(58)	116%
EBIT attributable to noncontrolling interests	(3)	4	175%	(13)	12	(208)%
Other income (expense) – net	21	50	(58)%	27	97	(72)%
Income (loss) from affiliates	6	(31)	119%	19	(56)	134%
Total Soybean Processing and Refining Segment EBIT	$337	$222	52%	$1,068	$463	131%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Soybean Processing and Refining segment Net sales increased 38%, to $10,857 million for the three months ended September 30, 2025. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher volumes of oilseeds merchandised in our global soybean distribution business and overall higher prices in Argentina which encouraged farmer selling, partially offset by lower prices in North America and our global soybean distribution business driven by relative price stabilization from a more balanced supply environment as well as slightly lower processed volumes in South America.
Cost of goods sold increased 37%, to $10,359 million for the three months ended September 30, 2025. The net increase was primarily due to higher Net sales as well as more unfavorable mark-to-market results.
Foreign exchange (losses) gains - net decreased 380% to a loss of $42 million for the three months ended September 30, 2025. The net loss in the current period was primarily due to unfavorable hedging results on monetary assets and a reduction of gains year over year resulting from a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations.
Income (loss) from affiliates increased 119% to net income of $6 million for the three months ended September 30, 2025. The increase was primarily due to a $19 million nonrecurring impairment charge in the prior period associated with a minority investment in North America as well as net improved results from our portfolio of equity method investments, particularly in South America and Vietnam.
Segment EBIT increased 52%, to $337 million for the three months ended September 30, 2025. The net increase was primarily due to higher Gross profit driven by improved margins in our North America and Brazil soybean processing and refining businesses in addition to income from affiliates in the current period compared to losses from affiliates in the prior period. The increase was partially offset by foreign currency losses, as described above.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Soybean Processing and Refining segment Net sales increased 7%, to $25,268 million for the nine months ended September 30, 2025. The net increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher volumes of oilseeds merchandised in our global soybean distribution business and overall higher prices in Argentina which encouraged farmer selling. These increases were partially offset by lower prices in almost all other regions driven by relative price stabilization from a more balanced supply environment as well as lower processed volumes in South America.
Cost of goods sold increased 5% to $23,877 million for the nine months ended September 30, 2025. The increase was primarily due to higher Net sales, partially offset by favorable mark-to-market results.
Foreign exchange (losses) gains - net increased 116% to a gain of $9 million for the nine months ended September 30, 2025. The net gain in the current year is primarily the result of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations, partially offset by losses resulting from unfavorable hedging and remeasurement results on monetary assets.
Other income (expense) - net decreased 72% to $27 million for the nine months ended September 30, 2025. The decrease was primarily due to lower gains in Argentina related to foreign currency positioning compared to the prior year.
Income (loss) from affiliates was gain of $19 million for the nine months ended September 30, 2025 compared to loss of $56 million for the nine months ended September 30, 2024. The increase was primarily due to improved results from our portfolio of equity method investments, particularly in South America and Vietnam, and a reduction of $19 million from a nonrecurring impairment charge in the prior period associated with a minority investment in North America.
Segment EBIT increased 131% to $1,068 million for the nine months ended September 30, 2025. The net increase was primarily due to higher Gross profit driven by improved margins across our global soybean processing and refining businesses, foreign currency gains, and income from affiliates in the current period compared to losses from affiliates in the prior period as described above. The increase was partially offset by a decrease in Other income (expense) - net, as further described above.

Softseed Processing and Refining

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)
Softseeds processed	3,129	2,135	47%	7,270	6,898	5%
Softseeds merchandised	1,032	178	480%	1,142	518	120%
Refined oil production	711	696	2%	2,102	2,136	(2)%
Net sales	$3,661	$1,589	130%	6,707	5,143	30%
Cost of goods sold	(3,372)	(1,421)	137%	(6,264)	(4,487)	40%
Gross profit	289	168	72%	443	656	(32)%
Selling, general and administrative expense	(58)	(35)	66%	(131)	(104)	26%
Foreign exchange (losses) gains – net	11	3	267%	43	(15)	387%
EBIT attributable to noncontrolling interests	(1)	—	(100)%	(2)	—	(100)%
Other income (expense) – net	(5)	(4)	25%	(10)	(14)	(29)%
Income (loss) from affiliates	—	—	—%	(6)	—	(100)%
Total Softseed Processing and Refining Segment EBIT	$236	$132	79%	$337	$523	(36)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Softseed Processing and Refining segment Net sales increased 130%, to $3,661 million for the three months ended September 30, 2025. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher average sales prices in our European business resulting from a drought in the region impacting the sunflower seed crop in the current year. The above increases were partially offset by lower volumes for both oilseeds processed and oilseeds merchandised within our legacy European and North American businesses.
Cost of goods sold increased 137%, to $3,372 million for the three months ended September 30, 2025. The increase was primarily due to higher Net sales in addition to more unfavorable mark-to-market results.
Segment EBIT increased 79% to $236 million for the three months ended September 30, 2025. The increase was primarily due to Gross profit contribution from the Viterra acquisition, partially offset by lower results in our North American softseed processing business driven by lower margins.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Softseed Processing and Refining segment Net sales increased 30% to $6,707 million for the nine months ended September 30, 2025. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher average sales prices in our European business resulting from a drought in the region impacting the sunflower seed crop in the current year. The above increases were partially offset by lower volumes for both oilseeds processed and oilseeds merchandised within our legacy European and North American businesses.
Cost of goods sold increased 40% to $6,264 million for the nine months ended September 30, 2025. The increase was primarily due to higher Net sales as well as unfavorable mark-to-market results.
Foreign exchange (losses) gains - net increased by 387% to a $43 million gain for the nine months ended September 30, 2025. The net gain in the current year is primarily the result of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations.
Segment EBIT decreased 36% to $337 million for the nine months ended September 30, 2025. The decrease was due to lower Gross profit in our European and North American businesses as a result of lower margins, partially offset by Gross profit contribution from the Viterra acquisition as well as foreign currency gains as described above.

Other Oilseeds Processing and Refining

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)	639	665	(4)%	1,881	1,912	(2)%
Net sales	$1,207	$1,064	13%	$3,442	$3,034	13%
Cost of goods sold	(1,063)	(875)	21%	(3,174)	(2,576)	23%
Gross profit	144	189	(24)%	268	458	(41)%
Selling, general and administrative expense	(57)	(63)	(10)%	(176)	(185)	(5)%
Foreign exchange (losses) gains – net	(2)	(7)	71%	(5)	(21)	76%
EBIT attributable to noncontrolling interests	(8)	(13)	(38)%	(10)	(30)	(67)%
Other income (expense) – net	—	(3)	(100)%	(5)	(13)	(62)%
Income (loss) from affiliates	—	1	(100)%	—	1	(100)%
Total Other Oilseeds Processing and Refining Segment EBIT	$77	$104	(26)%	$72	$210	(66)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Other Oilseeds Processing and Refining segment Net sales increased 13%, to $1,207 million for the three months ended September 30, 2025. The increase was primarily due to higher sales prices in our tropical oils business due to higher average commodity prices, partially offset by lower volumes.
Cost of goods sold increased 21%, to $1,063 million for the three months ended September 30, 2025. The increase was primarily due to higher Net sales in addition to less favorable mark-to-market results compared to the prior period.
Segment EBIT decreased 26%, to $77 million for the three months ended September 30, 2025. The decrease was primarily due to lower Gross profit in our tropical oils business.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Other Oilseeds Processing and Refining segment Net sales increased 13% to $3,442 million for the nine months ended September 30, 2025. The increase was primarily due to higher sales prices in our tropical oils business due to stronger demand resulting from global biofuel mandates, partially offset by lower volumes.
Cost of goods sold increased 23% to $3,174 million for the nine months ended September 30, 2025. The increase was primarily due to higher net sales in addition to unfavorable mark-to-market results.
EBIT attributable to noncontrolling interests decreased 67% to a loss of $10 million resulting from less favorable results attributable to noncontrolling interests in our Loders joint venture primarily due to lower results in the Europe region from the competitive market environment.
Segment EBIT decreased 66% to $72 million for the nine months ended September 30, 2025. The decrease was primarily due to lower Gross profit in our tropical oils business in addition to a decrease in EBIT attributable to noncontrolling interests, as described above.

Grain Merchandising and Milling

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2025	2024	% Change	2025	2024	% Change
Volumes (in thousand metric tons)	24,080	8,964	169%	40,972	28,316	45%
Net sales	$6,428	$2,397	168%	$11,146	$7,831	42%
Cost of goods sold	(6,285)	(2,275)	176%	(10,845)	(7,440)	46%
Gross profit	143	122	17%	301	391	(23)%
Selling, general and administrative expense	(145)	(68)	113%	(266)	(203)	31%
Foreign exchange (losses) gains – net	(15)	1	(1600)%	(41)	(10)	310%
EBIT attributable to noncontrolling interests	(1)	(1)	—%	(6)	—	—%
Other income (expense) – net	37	21	76%	263	64	311%
Income (loss) from affiliates	2	4	(50)%	3	(11)	(127)%
Total Grain Merchandising and Milling Segment EBIT	$21	$79	(73)%	$254	$231	10%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Grain Merchandising and Milling segment Net sales increased 168% to $6,428 million for the three months ended September 30, 2025. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher volumes in both our global corn and global wheat businesses driven by increased export demand from North America and increased wheat demand to China, respectively. The increase was partially offset by lower average sales prices in our global wheat business, in addition to the lack of recurring sales from our North American corn milling business that was divested in the second quarter of 2025 (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Cost of goods sold increased 176% to $6,285 million for the three months ended September 30, 2025. The increase was primarily due to higher Net sales in addition to unfavorable mark-to-market results.
Selling, general and administrative expense increased 113% to $145 million primarily due to the Acquisition of Viterra.
Segment EBIT decreased 73%, to $21 million for the three months ended September 30, 2025. The decrease was primarily due to higher Selling, general and administrative expense in the current period, partially offset by higher Gross profit, driven by contributions from the Acquisition of Viterra.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Grain Merchandising and Milling segment Net sales increased 42% to $11,146 million for the nine months ended September 30, 2025. The increase was primarily due to Net sales contributions resulting from the Acquisition of Viterra, in addition to higher volumes and higher average sales prices in our global corn business, as a result of higher demand across various regions. The above increases were partially offset by lower volumes and lower average sales price in our global wheat business driven by lower demand to China on a year-to-date basis, as well as a lack of recurring sales from Bunge's North America corn milling business that was divested in the second quarter of 2025 (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Cost of goods sold increased 46% to $10,845 million for the nine months ended September 30, 2025. The increase was primarily due to higher Net sales in addition to unfavorable mark-to-market results.
Selling, general and administrative expenses increased 31% to $266 million for the nine months ended September 30, 2025. The increase was primarily due to the Acquisition of Viterra.
Other income (expense) - net increased to a gain of $263 million for the nine months ended September 30, 2025. The increase was primarily due to a $155 million gain on the sale of Bunge's North America corn milling business in the second quarter of 2025.

Segment EBIT increased 10%, to $254 million for the nine months ended September 30, 2025. The increase was primarily due to higher Other income (loss) - net, as described above, partially offset by higher Selling, general and administrative expense and lower Gross profit from losses on our ocean freight and financial services business.
Corporate and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$2	$1	100%	$4	$2	100%
Cost of goods sold	(13)	(3)	333%	(9)	(7)	29%
Gross profit	(11)	(2)	450%	(5)	(5)	—%
Selling, general and administrative expense	(275)	(160)	72%	(538)	(489)	10%
Foreign exchange (losses) gains – net	(7)	2	(450)%	8	3	167%
EBIT attributable to noncontrolling interests	1	1	—%	2	3	(33)%
Other income (expense) – net	24	23	4%	71	78	(9)%
Income (loss) from affiliates	—	6	(100)%	—	8	(100)%
Total Corporate and Other EBIT	$(268)	$(130)	(106)%	$(462)	$(402)	(15)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Corporate and Other EBIT decreased 106%, to a loss of $268 million for the three months ended September 30, 2025. The decrease was primarily driven by an increase in SG&A expense due to the Acquisition of Viterra as well as higher variable compensation expense and higher acquisition and integration costs associated with the Acquisition of Viterra. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $101 million, and $62 million for three months ended September 30, 2025, and 2024, respectively. The decrease was also driven by lower Income from affiliates in the current period due to the 2024 sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Corporate and Other EBIT decreased 15% to a loss of $462 million for the nine months ended September 30, 2025. The decrease was primarily driven by an increase in SG&A expense due to the Acquisition of Viterra as well as higher variable compensation expense, partially offset by overall lower acquisition and integration costs associated with the Acquisition of Viterra. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $171 million, and $185 million for the nine months ended September 30, 2025, and 2024, respectively. The above EBIT decrease was also driven by lower income from affiliates in the current period due to the 2024 sale of BP Bunge Bioenergia (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements).

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2025	2024	% Change	2025	2024	% Change
Interest income	$57	$33	73%	$162	$112	45%
Interest expense	(202)	(127)	59%	(412)	(358)	15%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Interest income increased 73%, to $57 million for the three months ended September 30, 2025. Interest expense increased 59%, to $202 million for the three months ended September 30, 2025. Higher Interest income is a result of higher balances in marketable securities and other short-term investments related to funding strategies in Argentina in the current year. Higher Interest expense is a result of higher debt levels, driven by the financing of the Viterra Acquisition.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Interest income increased 45% to $162 million for the nine months ended September 30, 2025. Interest expense increased 15% to $412 million for the nine months ended September 30, 2025. Higher Interest income is the result of higher average balances in cash and cash equivalents as well as higher balances in marketable securities and other short-term investments related to funding strategies in Argentina in the current year. Higher Interest expense is a result of higher debt levels, driven by the financing of the Viterra Acquisition.

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
Working Capital

	As of
(US$ in millions, except current ratio)	September 30, 2025	September 30, 2024	December 31, 2024
Cash and cash equivalents	$1,315	$2,836	$3,311
Trade accounts receivable, net	3,494	2,100	2,148
Inventories	13,312	7,465	6,491
Other current assets(1)	8,598	3,518	4,008
Total current assets	$26,719	$15,919	$15,958
Short-term debt	$4,446	$755	$875
Current portion of long-term debt	1,334	663	669
Trade accounts payable	4,780	3,211	2,777
Current operating lease obligations	491	288	286
Other current liabilities(2)	5,046	2,774	2,828
Total current liabilities	$16,097	$7,691	$7,435
Working capital(3)	$10,622	$8,228	$8,523
Current ratio(3)	1.66	2.07	2.15

(1)    Comprises Time deposits under trade structured finance program, Assets held for sale and Other current assets
(2)    Comprises Letter of credit obligations under trade structured finance program, Liabilities held for sale and Other current liabilities
(3)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $10,622 million at September 30, 2025, an increase of $2,099 million from working capital of $8,523 million at December 31, 2024, and an increase of $2,394 million from working capital of $8,228 million at September 30, 2024.
Cash and Cash Equivalents - Cash and cash equivalents were $1,315 million at September 30, 2025, a decrease of $1,996 million from $3,311 million at December 31, 2024, and a decrease of $1,521 million from $2,836 million at September 30, 2024. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for further details regarding the factors giving rise to the change in Cash and cash equivalents during the nine months ended September 30, 2025.

Trade accounts receivable, net - Trade accounts receivable, net were $3,494 million at September 30, 2025, an increase of $1,346 million from $2,148 million at December 31, 2024, and an increase of $1,394 million from $2,100 million at September 30, 2024. The increase from December 31, 2024 and September 30, 2024 was primarily due to an increase of receivables outstanding as of September 30, 2025 from the Acquisition of Viterra and increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $13,312 million at September 30, 2025, an increase of $6,821 million from $6,491 million at December 31, 2024, and an increase of $5,847 million from $7,465 million at September 30, 2024. The increase from December 31, 2024 and September 30, 2024 was primarily due to increased inventory balances from the Acquisition of Viterra. In addition, the increase from December 31, 2024 was due to increased volumes in conjunction with the timing of the South American harvest. The increase from September 30, 2024 was also due to higher volumes, partially offset by certain lower average prices, including soybeans.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $11,514 million, $5,224 million, and $6,195 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $8,598 million at September 30, 2025, an increase of $4,590 million from $4,008 million at December 31, 2024, and an increase of $5,080 million from $3,518 million at September 30, 2024. The increase from December 31, 2024 and September 30, 2024 was primarily due to an increase of Other current assets as of September 30, 2025 from the Acquisition of Viterra. In addition, the increase from December 31, 2024 was also attributable to an increase in marketable securities and other short term investments as a result of strategic investment opportunities in South America, an increase in prepaid commodity purchase contracts in conjunction with the timing of the South American harvest, higher assets held for sale related to our European margarines and spreads business ( see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), an increase in margin deposits, and an increase in prepaid expenses. These increases were partially offset by the collection of an insurance recovery receivable related to business interruption resulting from the Ukraine-Russia war (see Note 6 - Other Current Assets to our condensed consolidated financial statements), and a decrease in disposition receivable reflecting the collection of a deferred payment in connection with the sale of BP Bunge Bioenergia, partially offset by the recognition of a disposition receivable in connection with the sale of 40% of our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements). The increase from September 30, 2024 was also due to an increase in marketable securities and other short term investments as a result of strategic investment opportunities in South America, higher assets held for sale related to our European margarines and spreads business, higher unrealized gains on derivative contracts as a result of commodity price changes, an increase in secured advances to suppliers as market conditions in Brazil have led to an increase in new advances in the current period, and the recognition of a disposition receivable in connection with the sale of 40% of our Spanish operating subsidiary.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $5,780 million at September 30, 2025, an increase of $4,236 million from $1,544 million at December 31, 2024, and an increase of $4,362 million from $1,418 million at September 30, 2024. The higher short-term debt level at September 30, 2025, compared to December 31, 2024 and September 30, 2024 was due to increased borrowings under the commercial paper program and increased borrowings by operating companies on local bank facilities to fund working capital requirements, which includes additional Short-term debt outstanding as of September 30, 2025 from the Acquisition of Viterra. In addition, increased short-term debt levels at September 30, 2025, compared to December 31, 2024 and September 30, 2024, resulted from an increase in the Current portion of long-term debt associated with two tranches of senior notes maturing in 2026, partially offset by the repayment of $600 million senior notes which matured in the current period.
Trade accounts payable - Trade accounts payable were $4,780 million at September 30, 2025, an increase of $2,003 million from $2,777 million at December 31, 2024, and an increase of $1,569 million from $3,211 million at September 30, 2024. The increase from December 31, 2024 and September 30, 2024 was primarily due to an increase in payables outstanding as of September 30, 2025 from the Acquisition of Viterra, higher inventory volumes, and timing of payments, partially offset by lower average commodity prices.
Other current liabilities - Other current liabilities were $5,046 million at September 30, 2025, an increase of $2,218 million from $2,828 million at December 31, 2024, and an increase of $2,272 million from $2,774 million at September 30, 2024. The increase from December 31, 2024 and September 30, 2024 was primarily due to an increase of Other current liabilities outstanding as of September 30, 2025 from the Acquisition of Viterra. In addition, the increase from December 31, 2024 is due to higher dividends payable (see Note 17 - Equity to our condensed consolidated financial statements), higher liabilities held for sale related to our European margarines and spreads business (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), and higher income taxes payable, partially offset by lower advances on sales driven by timing of receipts in North America. The additional increase from September 30, 2024, was due to higher dividends payable, higher liabilities held for sale related to our European margarines and spreads business, and an increase in advances on sales, partially offset by lower unrealized losses on derivative contracts.
Debt
As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At September 30, 2025, we had $8,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	September 30, 2025	September 30, 2025	December 31, 2024
$1.1 Billion 364-day Revolving Credit Agreement	2026	$1,100	$—	$—
$3.2 Billion 5-year Revolving Credit Agreement	2029	3,200	—	—
$3.5 Billion 3-year Revolving Facility Agreement	2026	3,500	—	—
$865 Million 5-year Revolving Credit Agreement	2026	865	—	—
Total Revolving Credit Facilities		$8,665	$—	$—

(1)See Note 13 - Debt to our condensed consolidated financial statements for a description of current period activity related to these facilities, including October 2025 actions resulting in extended maturities and an increase in total committed capacity to $9,665 million.
Commercial Paper Program - The following table summarizes the facility as of the periods presented:

(US$ in millions)	Program Capacity	Borrowings Outstanding
Commercial Paper Program(1)	September 30, 2025	September 30, 2025	December 31, 2024
$3 Billion Commercial Paper Program	$3,000	$2,295	$—
(1)The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
Short and long-term debt —

	As of
US$ in millions	September 30, 2025	September 30, 2024	December 31, 2024
Short-term debt	$4,446	$755	$875
Long-term debt, including current portion	11,143	5,440	5,363
Total debt	$15,589	$6,195	$6,238

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Year Ended December 31, 2024
Average total debt outstanding	$10,025	$5,267	$5,480
Our total debt was $15,589 million at September 30, 2025, an increase of $9,351 million from $6,238 million at December 31, 2024, and an increase of $9,394 million from $6,195 million at September 30, 2024. The higher total debt level at September 30, 2025, compared to December 31, 2024 and September 30, 2024 was primarily due to an increase in short-term borrowings as described above and an increase in long-term debt, including current portion, resulting from the issuance of two tranches of senior notes ("2025 Senior Notes") for an aggregate principle amount of $1.3 billion in August 2025 and borrowings totaling $2.3 billion on term loans due in 2028 drawn in June 2025 to finance the Acquisition of Viterra. In addition in the third quarter of 2025, Bunge completed exchange offers which resulted in exchanging $1.92 billion of existing senior notes for new notes issued by BLFC and completed the European consent solicitation to become the issuer and guarantor of a 700 million Euro aggregate principal amount of 1.000% senior unsecured note due 2028. These increases were partially offset by the repayment of $600 million senior notes which matured in the current period. See Note 13 - Debt to our condensed consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At September 30, 2025, there were $100 million borrowings outstanding under these bilateral short-term credit lines.
In addition, Bunge's operating companies had $2,051 million, $875 million, and $755 million in short-term borrowings outstanding from local bank facilities at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, to support working capital requirements. The outstanding borrowings as of September 30, 2025 include short-term borrowings from local bank facilities from the Acquisition of Viterra.
As described in Note 13 - Debt to our condensed consolidated financial statements, on June 30, 2025, in preparation for closing of the Viterra Acquisition we drew a total of $2.3 billion. The proceeds were used, together with proceeds from other sources and existing Cash and cash equivalents to fund a portion of the cash consideration for Bunge’s Acquisition of Viterra and to repay a portion of certain Viterra debt settled at the closing of the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes. Further, on August 4, 2025, Bunge completed the sale and issuance of two tranches of senior notes issued by Bunge Limited Finance Corp. ("BLFC") for a total aggregate principal amount of $1.3 billion.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at September 30, 2025.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
2.00% Senior Notes due 2026	$580	$572
3.25% Senior Notes due 2026	700	699
4.90% Senior Notes due 2027	440	443
3.75% Senior Notes due 2027	600	599
4.10% Senior Notes due 2028	400	398
4.20% Senior Notes due 2029	800	794
4.55% Senior Notes due 2030	650	645
3.20% Senior Notes due 2031	599	556
2.75% Senior Notes due 2031	1,000	993
5.25% Senior Notes due 2032	300	307
4.65% Senior Notes due 2034	800	791
5.15% Senior Notes due 2035	650	643

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
    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2025, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-2	A-	Stable
Moody’s	P-2	Baa1	Stable
Fitch	F-2	BBB+	Stable

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
•Standard & Poor's also assigned a A- issue-level rating to Bunge's newly committed $2 billion unsecured term loan maturing 2028 and Bunge's previously issued $2 billion Senior Notes;
•Moody’s upgraded Bunge’s long-term debt credit rating to Baa1 on August 1, 2024 with stable outlook; and affirmed the rating on July 28, 2025.
•Fitch upgraded Bunge’s long-term debt credit rating to BBB+ on September 5, 2024 with stable outlook; and affirmed the rating on July 2, 2025.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2025.

Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2025	December 31, 2024
Equity:
Registered shares	$2	$1
Additional paid-in capital	10,871	5,325
Retained earnings	13,053	12,838
Accumulated other comprehensive income (loss)	(6,107)	(6,702)
Treasury shares, at cost	(2,051)	(1,549)
Total Bunge shareholders’ equity	15,768	9,913
Noncontrolling interest	1,462	1,032
Total equity	$17,230	$10,945

Total Bunge shareholders’ equity was $15,768 million at September 30, 2025, compared to $9,913 million at December 31, 2024, an increase of $5,855 million. The increase was primarily due to Bunge stock issued as consideration in the Acquisition of Viterra of $5,340 million, $721 million of Net income (loss) attributable to Bunge, $544 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments, and a $240 million increase resulting from the sale of a redeemable noncontrolling interest in our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements) impacting both Additional paid-in capital and Accumulated other comprehensive income (loss). These increases were partially offset by share repurchases of $545 million and $502 million of declared dividends to shareholders, as described in Note 17 - Equity to our condensed consolidated financial statements.
Noncontrolling interests increased to $1,462 million at September 30, 2025, compared to $1,032 million at December 31, 2024, an increase of $430 million. The increase is primarily due to acquired Noncontrolling interests of $441 million from the Acquisition of Viterra, $30 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments as well as $30 million in capital contributions received from minority interest shareholders. The increase was partially offset by an $89 million reduction on the acquisition of noncontrolling interest in Terminal de Granéis de Santa Catarina ("TGSC") (see Note 8 - Investment in Affiliates and Variable Interest Entities to our condensed consolidated financial statements).
Share repurchase program - As noted in Note 17 - Equity to our condensed consolidated financial statements, on November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million, bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of September 30, 2025, a total of 26,340,516 shares were repurchased under the program for $2.4 billion with an aggregate purchase authorization of approximately $255 million remaining outstanding for repurchases under the program. During the three and nine months ended September 30, 2025, Bunge repurchased 6,672,777 shares for $545 million.

Cash Flows

	Nine Months Ended September 30,
(US$ in millions)	2025	2024
Cash provided by (used for) operating activities	$(503)	$847
Cash provided by (used for) investing activities	(5,524)	(957)
Cash provided by (used for) financing activities	4,021	376
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$(2,003)	$266
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
During the nine months ended September 30, 2025, our cash and cash equivalents and restricted cash decreased by $2,003 million, compared to an increase of $266 million during the nine months ended September 30, 2024, as further explained below.
Operating: Cash used for operating activities was $503 million for the nine months ended September 30, 2025, a decrease of $1,350 million, compared to cash provided by operating activities of $847 million for the nine months ended September 30, 2024. The decrease was primarily driven by net changes in working capital, specifically changes in net unrealized (gains) losses on derivative contracts, funds used for secured advances to suppliers, and an increase in receivables outstanding, partially offset by increased trade accounts payable and accrued liabilities, as discussed in Working Capital section above.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the nine months ended September 30, 2025, we recorded a foreign currency gain on our debt of $251 million, which was included as an adjustment to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $5,524 million for the nine months ended September 30, 2025, an increase of $4,567 million, compared to cash used for investing activities of $957 million for the nine months ended September 30, 2024. The increase in cash used was primarily due to cash payments for the Acquisition of Viterra, net of cash acquired, of $4,116 million in addition to higher net payments for investments, as a result of certain cash deployment strategies in Argentina, and higher spend on capital projects. The increase was partially offset by the current period receipts of $470 million in proceeds from the sale of Bunge's corn milling business in North America and $457 million, net of cash, related to the EU Oilseeds divestment, both as further described in Note 2 - Acquisitions and Dispositions.
Financing: Cash provided by financing activities was $4,021 million for the nine months ended September 30, 2025, an increase of $3,645 million, compared to cash provided by financing activities of $376 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in net cash proceeds of short and long-term debt of $3,425 million resulting from our use of the commercial paper program and draws on long term debt facilities to both fund the Acquisition of Viterra, as well as for current and future working capital requirements. Additionally, the increase was due to $206 million in proceeds received from the sale of redeemable noncontrolling interest related to our Spanish operating subsidiary (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements) in addition to less cash used for share repurchases in the current period compared to the prior period. These increases were partially offset by an $18 million payment for the acquisition of noncontrolling interest in TGSC (see Note 8 - Investment in Affiliates and Variable Interest Entities to our condensed consolidated financial statements).

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.70 per share on September 2, 2025, to shareholders of record on August 19, 2025. On May 15, 2025, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.80 per share, payable in four equal quarterly installments of $0.70 per share beginning in the second quarter of fiscal year 2025 and ending in the first quarter of fiscal year 2026. The $0.70 per share dividend distribution represents a $0.02, or 3%, increase from the Company's previously approved quarterly cash dividend declared of $0.68 per share.

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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed and canola), sugar, and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors, including inflationary pressures, that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase and sales contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were entered into and the contractual forward delivery period.
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

	Nine Months Ended September 30, 2025		Year Ended December 31, 2024
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$481	$(48)	$762	$(76)
Lowest daily aggregated position value	$(611)	$(61)	$(407)	$(41)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2025, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $56 million for the nine months ended September 30, 2025, and foreign exchange losses of $101 million for the year ended December 31, 2024, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at September 30, 2025, was $15,614 million, with a carrying value of $15,589 million.

A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at September 30, 2025, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $93 million in interest expense on our variable rate debt at September 30, 2025. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - During the quarter ended September 30, 2025, the Company completed the Viterra Acquisition (see Note 2 - Acquisitions and dispositions). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Viterra and as a result of these integration activities, certain controls will be evaluated and may be changed.

During the quarter ended September 30, 2025, except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $38 million and $286 million, for labor and civil claims, respectively, as of September 30, 2025. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of purchases of equity securities during the third quarter 2025 by Bunge and any of its affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 - July 31, 2025	—	$—	—	$800,001,209
August 1, 2025 - August 31, 2025	3,398,396	$82.41	3,398,396	$519,948,795
September 1, 2025 - September 30, 2025	3,274,381	$80.76	3,274,381	$255,500,596
Total	6,672,777	$81.60	6,672,777
(1)    On November 13, 2024, Bunge Global SA's Board approved the expansion of Bunge's existing share repurchase program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. To date under the program, 26,340,516 shares were repurchased for $2.4 billion

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The Exhibit Index below contains a list of exhibits filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

3.1	*	Articles of Association of Bunge Global SA, as amended, effective July 1, 2025
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BUNGE GLOBAL SA

Date: November 5, 2025	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer