Form 10-K
period 2025-12-31
Bunge Global SA
filed 2026-02-19
CIK 1996862

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's shares held by non-affiliates, based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2025, as reported by the New York Stock Exchange, was approximately $10,701 million. Shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 17, 2026, 193,509,080 registered shares, par value $0.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2026 Annual General Meeting of Shareholders (the "2026 Annual Meeting") to be held on May 20, 2026 are incorporated by reference into Part III.

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
•changes in government policies and laws affecting our business, including agricultural, trade, tariff and foreign investment policies, financial markets regulation and environmental, tax and biofuels regulation;
•the impact of seasonality;
•the outcome of pending regulatory and legal proceedings;
•our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances, including without limitation Bunge’s business combination with Viterra Limited ("Viterra");
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

PART I

Item 1.    Business
Overview
We are a premier agribusiness solutions company, connecting farmers to consumers and delivering essential food, feed and fuel to the world. Our dedicated employees, integrated operations and global footprint give us access to key markets and a diverse agricultural network covering major crops. These capabilities help us manage seasonal cycles, weather variability and other risks as we partner with farmers to move crops from where they are grown to where they are needed.
With more than 200 years of experience and operations in more than 50 countries, we are:
•a leading global oilseed processor and producer of vegetable oils and protein meal, based on processing capacity and volume;
•a leading global grain merchandiser, based on volume;
•a leading seller of packaged plant-based oils worldwide, based on sales; and
•a leading producer and seller of wheat flours, bakery mixes and related products in South America, based on volume.
Our global operations include purchasing, storing, transporting, processing, selling and distributing agricultural commodities and related products. We also provide financial, risk management and logistics services to support our customers and enhance our value chains.
The commodities we source and markets we serve are essential to everyday life— from the grains and oilseeds that are part of the food supply chain, to the cotton used in clothing, to the energy products that power industries and transportation.
We operate facilities in North and South America, Europe, and Asia-Pacific, and maintain merchandising and distribution offices worldwide.
Operating Segments
We conduct our operations through four reportable segments: Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling, which are organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are classified as Corporate and Other. The following summarizes the key characteristics of each of our operating segments. Our transformative acquisition (the "Acquisition") of Viterra, which is discussed below, impacts the Soybean Processing and Refining, Softseed Processing and Refining, and Grain Merchandising and Milling segments.
Soybean Processing and Refining Segment
Our Soybean Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of soybeans and soybean related products, as well as biodiesel and fertilizer production and distribution. We process soybeans into protein meals and crude and refined vegetable oils and fats, principally for the food, animal feed and biofuel industries, through a global network of facilities.

Key Commodities	Soybean, Soybean Meal, Soybean Oil
Key Regions and Processing Capacity	47% in South America, 25% in North America, 15% in Asia-Pacific, and 13% in Europe
Customers	Animal feed manufacturers, Livestock producers, Biofuel companies, Other oilseed processors, and a variety of customers that purchase our refined oil products
Raw Materials	Globally sourced directly from farmers or indirectly through intermediaries.
Competition	Due to the commodity nature, markets for our soybeans, soybean meal, and crude soybean oil are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Competition for refined soybean oil is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion.

Key Competitors	Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Company B.V. (“Louis Dreyfus”), Wilmar International Limited ("Wilmar"), and COFCO International, as well as a variety of regional players in each region
Financial Services and Activities	To secure our annual supply of raw materials, particularly in Brazil, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination operations.
Recent Acquisitions/ Dispositions	On March 4, 2025, we completed the divestment of 40% of our Spanish operating subsidiary, Bunge Iberica SA ("BISA"), which operates three industrial facilities in Spain, to Repsol SA. We maintain a controlling financial interest in BISA and continue to consolidate the entity.
Softseed Processing and Refining Segment
Our Softseed Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of softseeds (canola/rapeseed and sunflower seed) and softseed related products, as well as biodiesel production and distribution.

Key Commodities	Canola/Rapeseed, Sunflower Seed, Canola/Rapeseed Meal, Sunflower Meal, Canola/Rapeseed Oil, Sunflower Oil
Key Regions and Processing Capacity	53% in Europe, 30% in North America, 13% in South America, and 4% in Asia-Pacific
Customers	Animal feed manufacturers, Livestock producers, Biofuel companies, Other oilseed processors, and a variety of customers that purchase our refined oil products
Raw Materials	Globally sourced directly from farmers or indirectly through intermediaries.
Competition	Due to the commodity nature, markets for our softseeds, softseed meal, and crude softseed oil are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Competition for refined softseed oil is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion.
Key Competitors	ADM, Cargill, Louis Dreyfus, and Wilmar, as well as a variety of regional players in each region
Recent Acquisitions/ Dispositions	In 2025, Bunge acquired an oilseed crush operation in western Ukraine from Varthomio ("ViOil"). On February 3, 2023, we completed the disposition of our Russian operations.
Other Oilseeds Processing and Refining Segment
Our Other Oilseeds Processing and Refining segment is a globally integrated business principally involved in products of a specialty nature, including the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of these related products.

Key Commodities	Palm Oil, Palm Kernel Oil, Shea Butter, Coconut Oil, various other Seed Oils, Soy Protein Concentrates, and Textured Soy Flour
Key Regions	We have processing, refining, and packaging facilities in North America, Europe, Asia-Pacific, and Africa. We also have tolling operations in South America. Our other oilseeds processing and refining business comprises our business to business ("B2B") and business to consumer ("B2C") refined and specialty oils offerings, including our 80% ownership interest in our Loders joint venture with IOI Corporation Berhad. Our soy protein concentrate business is primarily located in North America.
Products	We refine and fractionate tropical oils, including palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine with various other vegetable oils, including soybean, rapeseed/canola, and sunflower oils. Additionally, we produce specialty ingredients derived from soybeans, such as soy protein concentrate, which is used in a broad range of food and feed applications.

Customers	Leading customers include baked goods companies, snack food producers, confectioners, restaurant chains, food service operators, human nutrition companies, meat producers, meat alternative producers, petfood companies, and other food manufacturers who use vegetable oils, shortenings, and soy protein concentrate as ingredients in their operations. Other customers include grocery chains, wholesalers, distributors, and other retailers who sell to consumers either under our own brand names or private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.
Raw Materials	Globally sourced directly from farmers, plantations, processors, other refiners, or indirectly through intermediaries.
Competition	Competition is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products.
Key Competitors	ADM, AAK AB, Cargill, Fuji Oil Co. Ltd., and Wilmar, as well as a variety of regional players in each region
Recent Acquisitions/ Dispositions	On August 5, 2025, we entered into an asset purchase agreement with Solae, L.L.C. to acquire substantially all assets related to the lecithin, soy protein concentrate and crush businesses of International Flavors and Fragrances, Inc. The transaction is expected to close in 2026, subject to customary closing conditions.

On March 21, 2025, we entered into an agreement to sell our European margarines and spreads business. Completion of the sale is subject to customary closing conditions, including regulatory approval, and is expected to close in 2026.

In April 2023, Bunge, through our 80% ownership of the Bunge Loders Croklaan ("Loders") joint venture with IOI Corporation Berhad, completed our purchase of a port-based refinery located in Avondale, Louisiana in the United States. The facility has multi-oil refining capabilities and provides a scalable, complementary addition to our North America footprint.
Grain Merchandising and Milling Segment
Our Grain Merchandising and Milling segment involves the purchase, storage, transportation, distribution, and marketing of certain commodities primarily consisting of corn, wheat, barley, cotton, pulses, and sugar; activities also include the milling of wheat and sugar; and related services including ocean freight and financial services.

Key Commodities	Corn, Wheat, Barley, Cotton, Pulses, Sugar
Key Regions	The operations and assets of our merchandising operations are located throughout the world; milling operations and assets are primarily located in South America.
Customers	The principal purchasers of our grains are animal feed manufacturers, livestock producers, wheat and corn millers. As a result, our grain merchandising business generally benefits from global demand for protein, primarily poultry and pork products. The primary customers for our wheat milling products are food processing, bakery, and food service companies, while the primary customers of our sugar milling products are food processing companies.
Raw Materials	Globally sourced directly from farmers or indirectly through intermediaries. For the sugar milling business, a portion is sourced from our own production through leased land arrangements in Brazil.
Distribution and Logistics	We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges, and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate, either directly including through leases or through joint venture arrangements, various port terminal facilities located in a variety of major grain exporting regions.

Competition	Due to the commodity nature of grain products, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Competition for milling is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion.
Key Competitors	ADM, Cargill, Louis Dreyfus, COFCO International, CHS Inc., and Olam Group Limited, as well as a variety of regional players in each region
Financial Services and Activities	We offer various financial services, principally trade structured finance and financial risk management services, to customers and other third parties. Our trade structured finance operations primarily leverage our international trade flows to generate trade finance derived liquidity in emerging markets for third parties. Our financial risk management services include structuring and market risk management products to enable agricultural producers and end users of commodities to manage commodity price risk exposures. We also engage in foreign exchange and other financial instrument trading via our financial services business.
Recent Acquisitions/ Dispositions	In 2025, we completed the sale of our corn milling business in North America.
Corporate and Other
Our remaining operations, forming Corporate and Other, which are not considered a reportable segment, consist of salaries and overhead for corporate functions, including acquisition and integration costs related to our acquisition of Viterra (discussed below), that are not allocated to one of our four reporting segments. It also includes Bunge Ventures activity, our captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities, as well as the historical results of our former sugar and bioenergy segment, which was primarily comprised of our 50% interest in the BP Bunge Bioenergia joint venture, that we sold in October 2024.
Business Combination with Viterra Limited
On July 2, 2025, we completed our Acquisition of Viterra in a stock and cash transaction, creating a premier global agribusiness solutions company for food, feed and fuel, that is well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers. For more information on the Acquisition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
History and Corporate Information
We trace our history back to 1818 when we were founded as a trading company in Amsterdam, the Netherlands. We are a holding company and substantially all of our operations are conducted through our subsidiaries.
Bunge Global is incorporated under Swiss law as a stock corporation (Aktiengesellschaft) and domiciled in Geneva, Switzerland. The change of the jurisdiction of incorporation of our group holding company from Bermuda to Switzerland was completed on November 1, 2023 (the "Redomestication"). In connection with the Redomestication, the shareholders of Bunge Limited became, on a one-for-one basis, the holders of all the issued and outstanding registered shares of Bunge Global.
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
Risk Management
Risk management is a fundamental aspect of our business. Our Board of Directors (“Board”) oversees management’s approach to risk management, which is designed to support the achievement of our strategic objectives and enhance shareholder value. Our Board has established an effective organizational structure to appropriately oversee major risks through the formation of a dedicated Board committee, the Enterprise Risk Management Committee (“ERMC”), which provides greater focus at the Board level on risk oversight tailored to our business and industries. Additionally, each of our other Board committees considers risks within its area of responsibility. All Board committees regularly report on their activities to the full Board to promote effective coordination and to ensure that the entire Board is aware of and considering major risks, how those risks may interrelate, and how management addresses those risks. Finally, Bunge has management teams responsible for risk, including a Chief Risk Officer (“CRO”), a Management Risk Committee (“MRC”) and an internal audit team to assist with the implementation, governance and monitoring of risk management strategies and risk mitigation efforts. The CRO is the management lead of the ERMC and oversees our enterprise risk management (“ERM”) framework, policies and systems. The MRC, which is part of Bunge’s ERM framework, is responsible for reviewing and monitoring key exposures, emerging risks, and drivers of risk. The MRC serves as Bunge’s most senior management-level risk governance body, and reviews on an ongoing basis key enterprise risks, providing oversight for all risk management activities, including our risk framework. The risks evaluated by the MRC and overseen by the ERMC include but are not limited to commodity price risk; foreign exchange risk; liquidity, interest rate, and funding risk; credit and counterparty risk; country risk; climate-related risk; new trading or investing business activity risk; sanctions and derivatives compliance and insurance risk transfer programs; and cybersecurity risk. When considering these risks, three criteria are evaluated: the possibility of occurrence, magnitude of risk, and power to mitigate. These risks are directly linked to the substantive impact understood by Bunge, which include but are not limited to the impact related to the potential loss of customer demand for our products or the ability to supply products in sufficient volumes to meet demand.
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
Insurance
In each country in which we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. We financially insure our businesses and assets in each country in a manner that we deem appropriate for a company of our size and activities based on an analysis of the relative risks, costs, and market availability of insurance. We believe that our geographic dispersion of assets helps mitigate the risk to our business from an adverse event affecting a specific facility. However, if we were to incur a significant loss or liability for which we were not insured in full or in part, it could have a materially adverse effect on our business, financial condition, and results of operations.
Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 26- Segment Information to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Research and Development, Innovation, Patents, and Licenses
Given the nature of our business, our research and development activities are very minimal and focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations and create value for our customers. Additionally, Bunge Ventures, our corporate venture capital and private capital markets principal investing arm, invests in start-ups and other early-stage companies that are developing new technologies relevant to our industries.
We own trademarks, patents, and licenses covering certain of our products and manufacturing processes. However, neither our business as a whole nor any segment is dependent on any specific trademark, patent, or license.
Seasonality
While there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as soybeans, softseeds, and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year.
In our refined oils and milling businesses, demand for certain of our food items may be influenced by holidays and other annual events.
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
Our business could also be affected by the regulation or taxation of greenhouse gas ("GHG") emissions, policies related to national emission reduction plans, and regulations related to conservation and eliminating deforestation. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions or deforestation, including, but not limited to, the Unites States, Canada, Mexico, the European Union and its member states, and China. In addition, the European Union Deforestation Regulation ("EUDR") will require companies trading in certain commodities, including palm oil and soy, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation, or breaches of local laws after December 31, 2020 in order to sell such products in the European Union. The EUDR's implementation date was first extended to December 2025 and has now been extended again until December 2026. We have begun evaluating implementation efforts necessary to fully comply with the EUDR. Also, failure to comply with the EUDR could result in fines, exclusion from public procurement processes and public funding and prohibition from dealing in the EU in these items. Our operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet related existing obligations with no significant impact on our results of operations and competitive position. We regularly assess the potential impacts to our business resulting from regulation or policies aimed at reducing GHG emissions and deforestation. Potential consequences could include increased energy, transportation and raw material costs, and additional investments to modify our facilities, equipment and processes.
As regulators continue to focus on climate change and other sustainability issues, we expect to become subject to new sustainability disclosure frameworks. Additionally, as a Swiss company, we are also subject to more scrutiny by investors and other stakeholders in Europe related to our sustainability disclosures, the actions we are taking and the goals we set.
We closely monitor the rules and regulations related to sustainability disclosures and their impact on us. For example, in 2022, the European Union adopted the Corporate Sustainability Reporting Directive ("CSRD"), which expands the number of companies required to publicly report sustainability-related information and defines the sustainability-related information that companies are required to report in accordance with European Sustainability Reporting Standards ("ESRS"). The CSRD rules may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD. The CSRD rules were originally effective for annual periods beginning on or after January 1, 2025. In April 2025, the European Parliament approved a "stop-the-clock" directive which officially postponed the requirements' application to Bunge by two years to the annual period beginning on January 1, 2027. We have begun evaluating CSRD disclosures in accordance with ESRS and expect to comply with all applicable in-scope CSRD reporting requirements.
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
Further, in 2023, California enacted the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act (together, the "Climate Accountability Package"). The Climate Accountability Package requires, among other things, all private and public companies with an annual revenue of more than $1 billion and doing business in California to publicly disclose Scope 1 and Scope 2 GHG emissions beginning in 2026 and Scope 3 GHG emissions in 2027, which we believe is currently applicable to us. We continue to assess the legislative, regulatory, and other developments in California related to the Climate Accountability Package.
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
Sustainability
Sustainability is core to Bunge’s business. We make decisions across our value chain built on a foundation of ethical leadership, accountability, and environmental stewardship.
Sustainability factors into decisions ranging from how we evaluate new growth markets, plan and develop our strategic goals, compensate our employees and operate our facilities to how we engage with our customers, suppliers, employees, communities, shareholders, and partners. Our key areas of growth, aligned to sustainability initiatives, include producing renewable feedstocks, increasing our plant lipids portfolio, and developing new plant-based protein ingredients. Moreover, Bunge is actively engaged in supplying low-carbon feedstock for renewable fuels, sourcing and supplying grains planted under regenerative agricultural practices, and supplying certified and verified deforestation-free grains and by-products, among other initiatives.
We leverage our experience delivering sustainable solutions to advance industry-wide progress. As a founding member of leading industry associations and platforms, Bunge works to address systemic challenges. For example, since establishing our non-deforestation commitment in 2015, we have implemented programs to prevent native vegetation conversion and deforestation in our supply chains. As another example, we continue to invest in technology and partnerships to strengthen monitoring and verification systems and expand regenerative agriculture programs that support low-carbon farming practices globally.
Bunge’s public reporting on sustainability matters conforms with internationally recognized frameworks and standards, the details of which are captured in the annual global sustainability report published in the first half of each year. Our global sustainability report will contain further information on Bunge’s strategy, performance, and other disclosures. Our global sustainability report is not incorporated by reference in this Annual Report. In addition, as described above, as a Swiss corporation, Bunge is also required under Swiss law to establish an annual non-financial matter report covering, among other things, certain sustainability matters (which will be submitted to shareholders for approval at the 2026 Annual Meeting), and to publish an annual report on compliance with our child labor diligence obligations. These reports are not incorporated by reference in this Annual Report.
Governance
Bunge’s five Board committees each share responsibility to oversee sustainability considerations, including climate-related risks and opportunities.
The Sustainability and Corporate Responsibility Committee ("SCRC") of the Board oversees and provides input on the development of sustainability and corporate social responsibility policies, strategies, and programs of the Company. Additionally, the ERMC of the Board evaluates climate-related risks and exposures in connection with its periodic review of other enterprise risks and management’s risk mitigation strategies. The Audit Committee evaluates trends and developments in non-financial reporting practices and requirements that may impact the Company’s regulatory filings, including sustainability disclosures. The Human Resources and Compensation Committee oversees the Company’s compensation programs; makes recommendations to the Board regarding director and CEO compensation and incentive compensation plans; and oversees the Company's programs, policies and practices related to talent management and succession planning for the CEO and select senior leaders. The Corporate Governance and Nominations Committee has the overall responsibility for overseeing, among other things, Bunge's governance frameworks and board practices, as well as the identification of qualified board candidates with the appropriate backgrounds and experience to oversee the Company’s business.
The Company’s sustainability function is led by our Executive Vice President, Global Markets and Chief Sustainability Officer ("EVP & CSO"), who also serves as the management lead of the SCRC. The EVP & CSO leads a global team operating across multiple geographies and functions, which regularly engages business leadership to ensure company-wide alignment with sustainability objectives and opportunities.
Strategy
We leverage our leadership, extensive knowledge of the industry, and our deeply rooted relationships with customers at both ends of the value chain to address the sustainability challenges facing the food, feed, and fuel supply chains in which we operate. We intend to address those challenges by, among other things, connecting farmers and our end customers as they seek to establish common approaches to overcome shared sustainability challenges. This means that the decisions we make—from strategy to investments to operations—look at the associated sustainability impact and how it will shape our long-term ambitions. Our global sustainability report, which we publish in the first half of each year, will contain further information about Bunge’s sustainability strategy. Our global sustainability report is not incorporated by reference in this Annual Report.
Risk Management
Bunge integrates material sustainability risks—including those arising from climate change, deforestation, human rights, and evolving regulations—into its ERM framework. This process provides Bunge with oversight and management of climate-related risks and the potential financial implications, fostering short-, medium-, and long-term business resilience.
The ERMC oversees the quality and integrity of our risk management practices, including climate-related risk. Bunge has management teams responsible for risk, including a CRO, who reports to our CEO, a MRC and an internal audit team to assist with the implementation, governance and monitoring of risk management strategies and risk mitigation efforts. Further, the MRC reviews and monitors key exposures, emerging risks, and drivers of risk.
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
Bunge established Science Based Targets ("SBTs") in 2021, which were verified by the SBTi and cover absolute reductions in GHG emissions across all three Scopes. From a 2020 baseline to a 2030 deadline, the targets call for:
•Scopes 1 & 2 - Absolute reduction of 25%
•Scope 3 - Absolute reduction of 12.3%
Due to the nature of Bunge’s business and operations, the vast majority of GHG emissions are found within the value chain (Scope 3), particularly upstream sources. Therefore, a substantial portion of Bunge’s emissions reduction will be achieved by meeting the Company’s non-deforestation sourcing commitment. Other emissions reduction activities to meet the SBTs include enhancements to the Company’s plants, procurement of zero- or low-carbon electricity sources, and the uptake of certified products and regenerative farming practices.
Additional metrics and targets include intensity reductions (per ton of product) by 2026 from a 2016 baseline for water (10% overall and 25% for facilities located in areas of high water stress), waste disposal to landfill (10%), energy (10%) and scope 1 and 2 emissions (10%).
We track the progress towards these targets in our annual global sustainability report, which provides additional information on our metrics and targets. Our annual global sustainability report is not incorporated by reference in this Annual Report.

Human Capital Resources
As of December 31, 2025, we employed approximately 34,000 people. Many of our employees are represented by labor unions and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be positive.
Our People
We care about our people. We listen, empower, develop and reward them with the goal of driving high levels of engagement and commitment to Bunge. From hiring the best talent to creating a culture of belonging, through career development, and total rewards, Bunge strives to create programs and resources that enhance our workplace environment.

% of Total Headcount
Region
South America	43%
EMEA (Europe, Middle East, Africa)	24%
North America	20%
Asia-Pacific	13%
Talent Acquisition
At Bunge, we aim to attract the best talent for today and in the future.
Culture of Belonging
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
Safety
We believe everyone has the right to a safe work environment. We aim to keep everyone at Bunge safe and well, achieving workplaces free from serious injuries and fatalities. We strive for continuous improvement to realize our vision, measured by the presence of controls, rather than the absence of incidents.

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

Name	Position
Gregory Heckman	Chief Executive Officer
Julio Garros	Chief Operating Officer
Pierre Mauger	Chief Transformation Officer
John Neppl	Chief Financial Officer
Joseph Podwika	Chief Legal Officer
Kellie Sears	Chief Human Resources Officer
Robert Wagner	Chief Risk Officer
Christos Dimopoulos	Executive Vice President, Global Markets and Chief Sustainability Officer
Ruth Ann Wisener	Vice President, Government Affairs
Mark Haden	Vice President, Investor Relations
Gregory Heckman, 63-Mr. Heckman has served as Chief Executive Officer since January 2019 and as a member of our Board since October 2018. Mr. Heckman has over four decades of experience in the agriculture, energy and food processing industries. He is the founding partner of Flatwater Partners and served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves as Deputy Chair on the board of the Federal Reserve Bank of St. Louis in 2026, a board member for non-profit organization FCLTGlobal, and as a non-executive director on the board of OCI N.V., a global producer of fertilizer and chemicals. In addition, he serves as a member of the CEO Council for the New York Stock Exchange Board Services.
Julio Garros, 50-Mr. Garros has served as Chief Operating Officer since December 2025. He leads Bunge's global commercial activities, overseeing global commodity value chains, country and regional management teams, leading commercial sustainability efforts, renewable fuels initiatives, regenerative agriculture solutions, and industrial operations and safety. Prior to this, he was Co-Chief Operating Officer from July to December 2025 and Co-President, Agribusiness from April 2022 to June 2025. Since joining Bunge in 2002, Mr. Garros has held several senior leadership roles across finance, operations, and commercial transformation. He began his career at PriceWaterhouseCoopers and worked as an auditor for Argentina’s Foreign Affairs Office.
Pierre Mauger, 53-Mr. Mauger has served as Chief Transformation Officer since May 2019. In this position, he leads Bunge’s global transformation strategy and execution, driving large-scale change across the business. This includes overseeing Business Development, Business Technology, Financial Planning and Analysis (FP&A), Viterra integration and the Selling, General, and Administrative Expense (SG&A) organizations. Under his leadership, the team focuses on driving value, supporting Bunge’s strategic priorities of business growth and integration. Mr. Mauger joined Bunge in 2013 as Chief Development Officer. Over the years, he has led strategic planning and M&A efforts that have helped shape the company’s global footprint and long-term direction. Prior to his current role he was President, Bunge Europe and Asia. Prior to Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013. Prior to that, he served as a partner in the firm's consumer goods practice and previously worked as an auditor at Nestlé and KPMG.
John Neppl, 60-Mr. Neppl has served as Chief Financial Officer since joining Bunge in May 2019. He currently directs Bunge’s overall financial operations and strategy—overseeing treasury & capital management, investor relations, financial reporting, tax planning & compliance, procurement and government affairs. He joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as Chief Financial Officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including Senior Financial Officer of ConAgra Trade Group and Commercial Products division as well as Assistant Corporate Controller. He began his career as an auditor with Deloitte &

Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board and serves on the Advisory Board of Adams Land & Cattle. Mr. Neppl earned his Bachelor of Science degree in business administration with a major in accounting from Creighton University in Omaha, Nebraska. He is also a certified public accountant (inactive status).
Joseph Podwika, 63-Mr. Podwika has served as Chief Legal Officer since joining Bunge in November 2019. He leads Bunge’s global legal and compliance functions, providing strategic counsel to the management team and board of directors and overseeing all worldwide legal affairs including complex merger and acquisition activities, litigation and corporate governance. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company and was in private practice with Jaeckle, Fleischmann & Mugel.
Kellie Sears, 56-Ms. Sears has served as Chief Human Resources Officer since joining Bunge in January 2023. She is responsible for Bunge’s global human capital strategy, communications, human rights and culture, encompassing all aspects of talent development and capabilities designed to support the company’s growth. Ms. Sears joined Bunge from BeautyHealth where she served as Chief Human Resources Officer from January 2022 until her departure. Prior to BeautyHealth, she was Chief Human Resources Officer with Asklepios BioPharmaceutical, Inc. from 2020 to 2022. Previously, she spent eight years at Allergan, where she served as Senior Vice President and Chief Human Resources Officer in 2019, and Pfizer, for more than thirteen years, where she served in a number of leadership roles including serving as Senior Director of Global HR Shared Services where she was responsible for the strategy, design and implementation of a shared services model.
Robert Wagner, 48-Mr. Wagner has served as Chief Risk Officer since joining Bunge in June 2019. He leads the Company’s enterprise risk strategy and oversees market and credit risks, and insurance across Bunge’s global operations, while advancing Bunge’s risk technology. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland. Prior to COFCO, he was Chief Risk Officer for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments. He is a member of the Board of Trustees of the Missouri Botanical Garden. Mr. Wagner earned his Bachelor of Science degree in international business from Minnesota State University, his Master of Science degree in agricultural economics from North Dakota State University, and his MBA from Creighton University.
Christos Dimopoulos, 52-Mr. Dimopoulos has served as Executive Vice President, Global Markets since July 2025 and Chief Sustainability Officer since December 2025. In this role, he is the commercial leader of risk management and optimization activities, and leads ocean freight, global logistics, financial services, central hedge desk, special risk and research units. Prior to this, he served as Co-President, Agribusiness from April 2022 to June 2025. Mr. Dimopoulos joined Bunge in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility. Prior to Bunge, he held roles in Europe and the United States with Tradigrain and Intrade Risk Management.
Ruth Ann Wisener, 60-Ms. Wisener has served as Vice President, Government Affairs since July 2025. Ms. Wisener most recently served as Vice President of Investor Relations since joining Bunge in March 2019. Prior to joining Bunge, Ms. Wisener worked in leadership positions in a variety of legal, finance, and commercial roles at Tyson Foods and ADM, among others.
Mark Haden, 61-Mr. Haden has served as Vice President, Investor Relations since July 2025. He started his career at Bunge in 2003 as head of strategic planning and business development for its North American operations and has served in several different roles during his time at Bunge. Prior to joining Bunge, he held positions at Emerson in strategic planning and at Ernst & Young in its management consulting practice. Mr. Haden previously served as a United States Marine Corps infantry officer.

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
Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, shifts in agricultural production areas, changing temperature levels, increased frequency or severity of extreme weather events, and climatic volatility. The frequency and severity of the effects of climate change or weather patterns could increase and adversely impact our business operations and the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities, as well as the supply and demand for agricultural commodities, and may result in incidents of stranded physical assets. These effects could be material to our results of operations, liquidity, or capital resources.
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
We maintain operations in Ukraine. Ukraine forms part of a key international grain originating region and is also the world’s largest supplier of sunflower seed and sunflower oil, commodities that cannot be completely replaced from other origins. On February 24, 2022, Russia initiated a military offensive in Ukraine. Bunge’s Ukrainian operations at December 31, 2025 comprise four oilseed crushing facilities, located in Mykolaiv, Dnipropetrovsk, Kharkiv, and Vinnytsia, two export terminals in the Mykolaiv commercial seaport, and numerous grain elevators and offices throughout Ukraine. The Company also operates a corn milling facility and a grain export terminal in Ukraine via joint ventures. Assets and operations located in regions affected by the war are at a heightened risk of property damage, inventory loss, business disruption, and expropriation. Further, no material damage has been noted at any of Bunge’s Ukrainian facilities, however, due to safety concerns, it is not always possible to conduct onsite physical inspections of our Ukrainian facilities to understand the full extent of the impact of the war. As of December 31, 2025, total assets and total liabilities associated with Bunge's Ukrainian subsidiaries each comprise less than 2% of our consolidated Total assets and Total liabilities, respectively.
While as of the date of this Annual Report some of our Ukrainian employees have been forced to relocate to other areas within Ukraine or to other countries, our workforce remains largely intact. The ongoing war could cause additional harm to our employees and otherwise impair their ability to work for extended periods of time, which could have a material adverse effect on our operations. Disruption to the power grid, transportation routes, telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine could also severely impair our Ukrainian operations. The scope, intensity, duration and outcome of the ongoing war is uncertain, and the continuation or escalation of the war may have a material adverse effect on Bunge’s assets, operations and financial condition.
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
As with any agricultural business enterprise, our business operations are seasonal in nature. For example, there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as soybeans, softseeds, and grains, however we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres. In addition, certain of our consumer food products are influenced by holidays and other annual events. Seasonality could have a material adverse effect on our business and financial performance. In addition, our quarterly results may vary as a result of the effects of fluctuations in commodities prices, production yields, and costs.
We face intense competition in each of our businesses.
We participate in an intensely competitive industry with numerous global and regional competitors. Over the past few years, certain of our competitors have added oilseed processing and refining capacity in response to growing demand. Additionally, in conjunction with the recent increase in demand for renewable biodiesel feedstocks, we have experienced additional competition for refining capacity from traditional petroleum companies, particularly in the United States.
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
Historically, the market for some agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. If we are unable to efficiently manage available capacity at our facilities, it will have a negative effect on our profitability, including the profitability of our Bunge Chevron Ag Renewables joint venture ("Bunge Chevron JV"). The business and financial performance of the Bunge Chevron JV may be adversely affected if there is a significant decrease in demand for renewable diesel.
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
Many of the raw materials that we use can be subject to periods of rapid and significant cost instability. Additionally, a slowdown in China's economy over a prolonged period, including as a result of tensions with the United States, or other western countries, population decline, the ongoing real estate crisis and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
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
•new and developing requirements related to GHG emissions and other climate change initiatives and workforce mandates;
•inflation, hyperinflation, and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates. For example, while inflation rates in certain of the countries in which we operate have declined recently, many of the rates currently remain at the highest levels in decades, resulting in tighter monetary policies, including higher interest rates;
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
In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions, particularly disputes involving the United States and China. For example, prior trade disputes between the United States and China have led, and may in the future lead to, both countries to implement tariffs on imported goods. An implementation of tariffs or additional tariffs on imports of U.S. agricultural products into China could result in the reinstatement or escalation of retaliatory tariffs on U.S. agricultural products by China. This has in the past led, and can in the future lead, to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, which have presented challenges and uncertainties for our business. We cannot predict the impact that future trade policy or negotiated trade agreements could have on our business and operations. Additionally, failure to resolve any trade dispute between the countries may also lead to unexpected operating difficulties, enhanced regulatory scrutiny, greater difficulty transferring funds, and negative currency impacts.

We may not realize the anticipated benefits of acquisitions, divestitures, or joint ventures.
We have been an active acquirer of other companies, including our recent Viterra Acquisition. We also have joint ventures with several partners, including the Bunge Chevron JV for manufacturing low lifecycle carbon intensity transportation fuels. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures, and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms, and successfully consummate and integrate any businesses we acquire. In addition, we proactively review our portfolio of businesses in order to identify opportunities to enhance shareholder value and may decide as a result of such reviews or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures, such as the divestiture of our 50% ownership share in BP Bunge Bioenergia in October 2024 and the divestiture of 40% of our Spanish operating subsidiary BISA in March 2025. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.
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
Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities. See the risk factors under the section entitled "Risks Relating to the Combined Company Following our Acquisition of Viterra" under this Item 1A for additional discussions on our recent Acquisition of Viterra.
Divestitures may also expose us to potential liabilities or claims for indemnification, as we may be required to retain certain liabilities or indemnify buyers for certain matters, including legal, environmental, or litigation matters associated with the assets or businesses that we sell. For example, we agreed to indemnify the buyer against future losses associated with certain legal claims in connection with the divestiture of BP Bunge Bioenergia. In connection with the sale of our Russian operations in 2023, we agreed to indemnify the buyer against certain existing legal claims related to the business. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology systems and other management processes, including the loss of key personnel. Further, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.
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
We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims, and recalls. We are also subject to shifts in customer and consumer preferences, and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. Also, a focus on climate change, deforestation, water, animal welfare and human rights concerns, and other risks associated with the global food system has led to, and may in the future lead to increased activism focusing on food companies and their suppliers, governmental intervention and consumer responses. These risks could adversely affect our, or our suppliers’, reputations and businesses and our ability to procure the materials we need to operate our business.
As a company whose products comprise staple food and feed products sold globally, as well as ingredients included in trusted food brands of our customers, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability, employee rights, and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and a loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars, and grains consumed, the changing perception of the benefits of seed oils, and concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.
We are subject to numerous laws and regulations globally, which could adversely affect our operating results.
Due to our global business operations, we are required to comply with numerous laws and regulations in the countries in which we operate. These laws and regulations include general business regulations, such as with respect to taxes, accounting, anti-corruption and fair competition, trade sanctions, product safety, and environmental matters, as well as those governing the manufacturing, production, handling, storage, transport, marketing and sale of our products. We are also required to comply with laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, and limitations on water use. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to environmental liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies.
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
In addition, continued government and public emphasis in countries in which we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions, including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. For example, the EUDR, which becomes effective in December 2026 requires companies trading in certain commodities, including palm oil and soy, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation, or breaches of local laws after December 31, 2020 in order to sell such products in the European Union. The imposition of regulatory restrictions related to GHG emissions and conservation in many markets in which we operate, which may include limitations on GHG emissions, national emission reduction plans, requirements to make additional investments to modify our facilities, equipment and processes, other restrictions on industrial operations, taxes or fees on GHG emissions, and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting our products, which could adversely affect our business, cash flows, and results of operations. We are also subject to a number of sustainability disclosure frameworks, such as the CSRD in the European Union, and the Swiss non-financial reporting requirements and child labor due diligence and transparency, and the California Climate Accountability Package, and as certain regulators increasingly focus on climate change and other sustainability matters, we may become subject to new, more stringent sustainability disclosure frameworks. See "Item 1. Business-Government Regulation."
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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2025 and 2024, respectively, we had approximately $835 million and $478 million in outstanding prepaid commodity purchase contracts, and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
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
The expansion of our business and pursuit of acquisitions or other business opportunities also may require access to significant amounts of capital. In connection with the Acquisition of Viterra, we incurred a substantial amount of indebtedness, including assuming indebtedness of Viterra. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of a tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations. At December 31, 2025, Bunge had $9,065 million unused and available committed borrowing capacity comprising committed revolving credit facilities with a number of financial institutions. At December 31, 2025, our total debt balance was $14,051 million, which is a higher balance compared to recent years as a result of the Viterra Acquisition. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets, including increases in interest rates and diminished liquidity and credit availability, generally could increase the cost to finance our operations, adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, or adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
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
We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. If we or our third-party service providers do not respond or perform effectively in connection with a cybersecurity incident or system failure, our business may be impacted.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a potentially significant risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data and the confidential data of our employees, customers, suppliers and other third parties that we may hold. Such vulnerabilities include, among other things, social engineering threats and more sophisticated computer crime, including advanced persistent threats, zero-day vulnerability exploits, and cyberattacks utilizing emerging technologies, such as artificial intelligence ("AI") and machine learning. We have historically and may in the future incur significant costs in protecting against potential security breaches, cyber-based attacks, or other cybersecurity incidents. We and our third-party service providers are targeted by malicious actors and expect such incidents to continue and the frequency and severity of such attacks to increase. Additionally, while we have agreements with many of the third-party service providers regarding the restrictions and limitations on their use of our data in generative AI applications, there is a risk that our sensitive and proprietary data could be inadvertently or maliciously exposed by these service providers. While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks and impacts of cyberattacks and protect our information technology systems may be insufficient and we may experience significant breaches or other failures or disruptions that could compromise our systems and the information we store and, ultimately, affect our business operations and results of operations. Additionally, hybrid or remote work arrangements among our employees and employees of our third-party providers present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyberattacks and security breaches. We are also exposed to the risk of insider threat attacks. New technology that could result in greater operational efficiency, such as the rapid development and increased adoption of AI technology, may further expose our computer systems to the risk of cyberattacks, and may create the need for rapid modifications to our cybersecurity program to mitigate those risks.
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
We have implemented security policies, training programs, measures and disaster recovery plans designed to prevent, detect and mitigate cyber-based attacks, and to protect the security and continuity of our networks and critical systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data and user data or accounts. In addition, we also conduct tests and assessments using independent third parties on a regular basis. We have also implemented data security measures on the use of generative AI, including blocking external generative AI tools within our IT environment and the rollout of an internal generative AI tool that does not share our data or train internal or external AI models. These measures, however, may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur.
If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. Further, sensitive information related to our employees and clients may be compromised and we may suffer reputational harm. While we have insurance coverage designed to address certain aspects of cybersecurity risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise, and we cannot be certain that insurance coverage will continue to be available to us on acceptable terms, or at all.
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
Additionally, changes in tax laws could materially impact our effective tax rate and the monetization of recoverable tax assets (indirect tax credits). For example, the Organization for Economic Cooperation and Development ("OECD") Base Erosion and Profit Shifting ("BEPS") initiative, which is supported by governments of certain major countries and jurisdictions, seeks to, among other things, ensure large multinational companies, like Bunge, pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, could adversely impact our effective tax rate. BEPS did not have a material impact on our effective tax rate in 2025 and is not expected to have a material impact in 2026. Although there is uncertainty about the United States' continued involvement in these OECD initiatives, the efforts by the OECD and a number of other countries where we operate has resulted, and will continue to result, in additional mandatory disclosures, which will likely cause additional scrutiny of the Company's tax positions and potentially increased tax assessments.
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

Risks Relating to the Combined Company Following Our Acquisition of Viterra
We may fail to realize the anticipated benefits of the Acquisition, which could adversely affect the value of the registered shares.
The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits from combining the legacy businesses of Bunge and Viterra. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:
•Our ability to successfully combine the legacy businesses of Bunge and Viterra;
•Whether the combined businesses will perform as expected;
•The incurrence of indebtedness to finance the Acquisition and the need to dedicate a greater amount of cash flow from operations to make payments on our indebtedness; and
•The assumption of liabilities of Viterra.
If we are not able to successfully integrate and combine the legacy businesses of Bunge and Viterra within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Acquisition may not be realized fully or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of Bunge shares may be adversely affected.
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

•harmonizing the companies’ operating practices, reporting structure, staff development and compensation programs, internal controls and other policies, procedures and processes, including compliance by the acquired operations with generally accepted accounting principles in the United States and the documentation and testing of internal control procedures under Section 404 of the Sarbanes-Oxley Act;
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
We have incurred, and will continue to incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and staff-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of Viterra into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies and efficiencies related to the integration of the businesses, may allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all, and we may incur difficulties and delays in integrating Viterra’s business or fully realizing the anticipated cost synergies and other benefits expected from the Acquisition.
With the completion of the Acquisition, the market price for registered shares of the company may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of the registered shares.
The results of operations of the company may be affected by factors that are different from those currently affecting our results of operations. Additionally, our results of operations may also be affected by factors that are different from those historically affecting our or Viterra's results of operations prior to the closing of the Acquisition.
Certain Shareholders are able to exercise influence over the composition of the Board, matters subject to shareholder approval and/or our operations.
Glencore PLC ("Glencore"), Canada Pension Plan Investment Board ("CPP Investments"), and British Columbia Investment Management Corporation, shareholders of Viterra at the time of the acquisition, represent approximately 17%, 14% and 3%, respectively, of our outstanding registered shares, or in the aggregate approximately 34% of Bunge's outstanding registered shares as of December 31, 2025. At the closing of the Acquisition, we entered into shareholder's agreements with each of Glencore and CPP Investments, pursuant to which, among other things, each of Glencore and CPP Investments will have the right to designate:
•two individuals for nomination to the Board of Bunge so long as such shareholder continues to own at least 10% of the total outstanding registered shares; and
•one individual for nomination to the Board so long as such shareholder continues to own at least 5% but less than 10% of the outstanding registered shares.
As a result, Glencore and CPP Investments are able to influence the composition of our Board and thus, potentially, the outcome of corporate actions requiring shareholder approval, such as statutory mergers or the issuance of new shares where preemptive rights of shareholders are to be withdrawn, which require the affirmative vote of a majority of two-thirds of the voting rights represented at the general meeting of shareholders. This concentration of investment and voting power, in addition to our existing concentration of investment and voting power among certain large shareholders, could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Bunge and its shareholders, which could adversely affect the market price of registered shares.

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
Swiss law allows Bunge Global’s shareholders to authorize the Board to issue shares without additional shareholder approval. Under Bunge Global's current Articles of Association, this authorization is limited to (i) approximately 16% of Bunge Global’s stated share capital, representing up to 33,632,445 new shares (among other things, for purposes of issuing shares in connection with an acquisition or for raising new equity capital, subject to compliance with shareholders' preemptive rights, unless withdrawn for the reasons specified in the Articles of Association) (the "capital band"), and (ii) approximately 15% of Bunge Global’s stated share capital for the issuance of up to 19,371,537 new shares in connection with convertible or similar financial instruments and up to 12,914,357 new shares in connection with our equity incentive plans (the "conditional share capital"). The Board's authority to issue shares based on the capital band will expire on October 19, 2028 unless a renewal is approved by the shareholders. The Articles of Association, as a part of the capital band provision, further authorizes the Board to cancel or reduce the par value of up to 79,368,185 shares (including to cancel shares repurchased under Bunge Global's share repurchase program) until October 19, 2028.
Additionally, Swiss law grants existing shareholders preemptive rights to subscribe for newly issued shares and advance subscription rights to subscribe for convertible and similar financial instruments. Preemptive rights and advance subscription rights may be limited or withdrawn only for valid reasons. In connection with share issuances based on the capital band and the conditional share capital, the preemptive rights and the advance subscription rights may only be limited or withdrawn for the reasons specified in the Articles of Association.

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
Under current Swiss law, distributions made out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. However, there can be no assurances that the Swiss withholding rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or a reduction in par value for distributions. Further, over the long-term, the amount of par value and qualifying contribution reserves available for Bunge Global may be limited. If Bunge Global is unable to make a distribution out of qualifying capital contribution reserves or through a reduction in par value, then any dividend distributions paid by Bunge Global will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the "U.S.-Swiss Treaty," may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). Switzerland currently has concluded more than 70 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value plus qualifying capital contributions reserves and the repurchase price. Over the long-term, the amount of par value and qualifying contribution reserves available for Bunge Global may be limited. Bunge Global may follow a share repurchase process for future share repurchases, if any, whereby Swiss institutional investors purchase Bunge Global shares from you and then sell the shares to Bunge Global and apply for a refund of the Swiss withholding tax. However, if Bunge Global is unable to use this process successfully, Bunge Global may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes.
We have anti-takeover provisions in our Articles of Association that may discourage a change of control.
Our Articles of Association have provisions that could have an anti-takeover effect. Our Articles of Association has a capital band provision, according to which the Board is authorized, at any time until October 19, 2028, to limit or withdraw the preemptive rights of the existing shareholders in various circumstances. Under our capital band, the Board has authority to issue up to 33,632,445 new shares or to cancel or reduce the par value of up to 79,368,185 shares until October 19, 2028.
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
Our cybersecurity risk management program monitors our systems and networks for threats, breaches, intrusions and other weaknesses; assesses the security of our company-wide software, applications and systems; conducts security audits and threat assessments; responds to cybersecurity incidents; and facilitates training for our employees. Within our cybersecurity team, subject matter experts regularly obtain cybersecurity certifications. Our program includes procedures to identify cybersecurity risks and threats of our third-party service providers. These procedures measure the maturity of third-party provider cybersecurity programs against industry best practices. The collection of this information is used to assess the use of third-party software or partnerships. We also review the cybersecurity scores of our business customers and suppliers, and we rely on consultants and other third-party advisors to conduct security assessments and independent audits of the security and resilience of our systems and networks. Our cybersecurity risk management program includes incident response plans that are aligned with our crisis response plans and outline the procedures and protocols to follow when a cybersecurity incident has or may have occurred, including to allow assessments related to disclosure and notice requirements to be timely made to regulators and affected parties. We have also performed and plan to continue to conduct cybersecurity incident simulation exercises involving members of senior management as part of our cybersecurity risk management program. The Board is provided with an update following each simulation exercise. Our response plans include protocols to notify our Chief Transformation Officer (“CTO”), our Chief Legal Officer, other members of senior management as appropriate, and, under certain circumstances, the Audit Committee of our Board, or our full Board as appropriate.
Our worldwide team of cyber and information security professionals undertakes a range of activities to protect our employees, assets, and reputation globally, leveraging internal and external resources to monitor cybersecurity threats to our systems and networks and to understand the broader threat environment. In support of these efforts, our security experts use automated threat intelligence feeds and tools to increase vulnerability awareness, taking action to mitigate the highest risks.
Bunge’s dedicated cyber risk organization meets regularly with business units and corporate operations to raise cyber risk awareness and keep diverse cybersecurity skill sets connected across the global enterprise. We invest in broad cybersecurity awareness and training to educate those with access to Bunge’s networks, which includes a review of company policies and best practices. We conduct phishing tests to train our workforce, and assess its ability, to identify and report malicious emails and activity. Privacy and data protection awareness and training is provided annually to employees and the Board as part of Bunge’s required Code of Conduct training.
We have integrated cybersecurity risk assessments into Bunge’s overall enterprise risk management framework to promote a company-wide culture of cybersecurity risk management. Our CRO formulates periodic reports and provides them to our MRC. As noted in “Item 1. Business - Risk Management”, the MRC reviews key enterprise risks on an ongoing basis and is responsible for reviewing and monitoring key exposures, emerging risks, and drivers of risk. Bunge uses a risk-based information security process aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to identify, prioritize, and mitigate cybersecurity risks, which is periodically assessed by an independent third party.
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
Although we have experienced and will continue to experience cybersecurity incidents of varying degrees, to date, we have not experienced a cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Despite the measures the company takes to mitigate cybersecurity risks, there can be no assurance that such measures will be sufficient to protect the company’s systems, information, intellectual property, and other assets from significant harm and, therefore, the scope and impact of any future cybersecurity incident cannot be predicted with any meaningful accuracy. See “Item 1A. Risk Factors” for more information.

Governance
Our CTO leads our Business Technology organization and our cybersecurity risk management program in coordination with our CRO. The Business Technology team is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our CTO and CRO regularly receive briefings on cybersecurity matters, and in turn our CTO regularly reports to the Audit Committee on such matters. Our CRO regularly reports on enterprise risks facing the Company to the ERMC. Our CTO and our CRO have several years of experience in leading and managing risk oversight for global organizations.
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
The Audit Committee is responsible for reviewing and assessing the overall cybersecurity risk management program and management’s processes and policies with respect to cybersecurity risk monitoring, identification, assessment, and response. Senior management and the Audit Committee receive an annual update and ongoing quarterly updates on Bunge's cybersecurity readiness and the current “threat environment,” which includes an update on the cybersecurity threat landscape, the strategic priorities of the cybersecurity risk management program and progress made in respect of those priorities, a review of cybersecurity incidents, as well as additional updates on an as-needed basis. Our internal audit team also reports to the Audit Committee on the effectiveness of management in identifying and appropriately controlling risks, including cybersecurity risks. The Audit Committee regularly reports on its activities to the full Board to promote effective coordination and to ensure that the entire Board remains apprised of the effectiveness of the cybersecurity risk management and the cybersecurity risk landscape, and also assesses how management is managing these risks.
Item 2.    Properties
The following tables and related discussion provide information on our principal operating facilities as of December 31, 2025, which primarily includes both owned and leased assets as well as includes production and storage capacity of certain equity method investments. In the tables below, aggregate daily production capacity is based on metric tons per day, while aggregate storage capacity is based on the number of metric tons available at a given facility.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Soybean Processing and Refining	193,165	11,226,953
Softseed Processing and Refining	69,320	2,447,065
Other Oilseeds Processing and Refining	19,188	431,773
Grain Merchandising and Milling	30,887	19,486,773

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	72,391	10,177,820
South America	131,207	10,836,887
Europe	66,583	3,135,190
Asia-Pacific	42,379	9,442,667
Soybean Processing and Refining
In our Soybean Processing and Refining segment, we have 35 oilseed processing plants, 22 refining and packaging facilities, and 17 port terminals throughout the world. Additionally, there are 70 storage facilities globally that are located close to these soybean facilities. We also have four fertilizer processing and blending plants, and four fertilizer port terminals in South America.
Softseed Processing and Refining
In our Softseed Processing and Refining segment, we have 29 oilseed processing plants and 22 refining and packaging facilities throughout the world. We also have 7 storage facilities globally that are located close to these softseed facilities, and one port terminal in Ukraine.
Other Oilseeds Processing and Refining
In our Other Oilseeds Processing and Refining segment, we have 18 refining and packaging facilities throughout the world. We also have 69 storage facilities, primarily in Asia, that are located close to the refining and packaging locations. Further, we have two protein processing facilities in North America.
Grain Merchandising and Milling
In our Grain Merchandising and Milling segment, we have we have 298 commodity storage facilities, which are located close to agricultural production areas or export locations. We also have 29 port terminals in key export locations throughout the world. In South America, we have 14 milling facilities, as well as four milling storage facilities and four milling port terminals located close to our milling facilities.
Corporate and Other
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
(b)Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2025, we had 193,408,656 registered shares issued and outstanding, which were held by approximately 67 registered holders.

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
We paid quarterly dividend distributions on the Bunge Global registered shares of $0.68 per share in the first quarter of 2025, and $0.70 per share in the remaining three quarters of 2025. We paid quarterly dividend distributions on Bunge Global registered shares of $0.6625 per share in the first quarter of 2024, and $0.68 per share in of the remaining three quarters of 2024.

(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2025, with respect to our long-term equity incentive compensation plans.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Vesting/Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)
Long-term equity compensation plans approved by shareholders (1)	3,923,030	$52.40	3,746,034
(1)Includes our 2024 Long-Term Incentive Plan, 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, and 2017 Non-Employee Directors Equity Incentive Plan (collectively, the "Plans").
(2)Includes non-statutory stock options outstanding as to 1,393,529 registered shares, performance-based restricted stock unit awards as to 801,838 registered shares, and 1,727,663 unvested and time-based restricted stock units outstanding (including dividend equivalents payable in shares) under our Plans noted in (1) above. As part of the Acquisition of Viterra, 26,862 performance-based restricted stock unit awards and 227,489 time-based restricted stock unit awards were issued to legacy Viterra employees in place of their deferred cash long-term incentives. Further, dividend equivalent payments credited to each participant’s account are paid in our registered shares at the time the award is settled.
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

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our shares with the S&P 500 Stock Index and the S&P Food Products Index from December 31, 2020 through the quarter ended December 31, 2025. The graph sets the beginning value of our shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
Note: Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

(f) Purchases of Equity Securities by Registrant and Affiliated Purchasers
On November 13, 2024, the Board approved the expansion of Bunge's existing share repurchase program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of December 31, 2025, a total of 26,417,080 shares were repurchased under the program for $2.5 billion with an aggregate purchase authorization of approximately $249 million remaining for repurchases under the program. During the twelve months ended December 31, 2025, Bunge repurchased 6,749,341 shares for $551 million.
The following table is a summary of purchases of equity securities during the fourth quarter of 2025 by Bunge and any of its affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	76,564	$79.77	76,564	$249,393,453
November 1, 2025 - November 30, 2025	—	$—	—	$249,393,453
December 1, 2025 - December 31, 2025	—	$—	—	$249,393,453
Total	76,564	$79.77	76,564
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
Operating Results
Factors Affecting Operating Results
Bunge Global SA, a Swiss company, together with its subsidiaries, is a premier agribusiness solutions company, connecting farmers to consumers and delivering essential food, feed and fuel to the world. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, information is included in "Segment Overview and Results of Operations" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The common unit of measure for all reported volumes is metric tons.

Effective in the third quarter of 2025, we changed our reportable segments to align with our new value chain operational structure as a result of the completion of the Acquisition of Viterra. See Note 26- Segment Information to our consolidated financial statements. We also enhanced our volume reporting to align with our new segment reporting structure and with the Company's primary income-generating activities. Volumes are now reported as follows:
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
Further, effective January 1, 2025, Bunge is no longer separately presenting a Sugar and Bioenergy segment, as discussed in Note 26- Segment Information to our consolidated financial statements, nor presenting Core and Non-core segment results.
Corresponding prior period amounts have been recast to conform to the current period presentations described above.
Overview
Profitability in our reportable segments is affected by the availability and market prices of agricultural commodities, including oilseeds and grains, and the availability and costs of energy, transportation, and logistics services. Profitability in our processing and refining operations is also impacted by volumes procured, processed, refined, and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies, and agricultural sector economic conditions.
Demand for our purchased and processed agricultural commodity products is affected by many factors, including global and regional economic and political conditions, changes in per capita income, the financial condition of our customers and their access to credit, worldwide consumption of food products, particularly pork and poultry, population growth rates, relative prices of substitute agricultural products, outbreaks of disease associated with livestock and poultry, and demand for renewable fuels produced from agricultural commodities and commodity products.
We expect that the factors described above will continue to affect global supply and demand for our agricultural commodity products for the foreseeable future. We also expect that, from time to time, imbalances will likely exist between oilseed processing and refining capacity and demand for oilseed products in certain regions, which impacts our decisions regarding whether, when, and where to purchase, store, transport, process, or sell these commodities, including whether to change the location of or adjust our own oilseed processing and refining capacity.
Additionally, price fluctuations and availability of agricultural commodities may cause fluctuations in our working capital, reflected in the level of inventories, accounts receivable, and outstanding borrowings over the course of a given year. For example, increased availability of commodities at harvest times often causes fluctuations in our inventories and borrowings. Increases in agricultural commodity prices will also generally cause our cash flow requirements to increase as our operations require increased use of cash and associated borrowings to acquire inventories and fund daily settlement requirements on exchange-traded futures that we use to hedge our physical inventories.
Soybean Processing and Refining
Our Soybean Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of soybeans and soybean related products, as well as biodiesel and fertilizer production and distribution. We process soybeans into protein meals and crude and refined vegetable oils and fats, principally for the food, animal feed, and biofuel industries, through a global network of facilities. As described above, Soybean Processing and Refining volumes represent (1) oilseed volumes processed (crushed) during a period, which approximate sales volumes to third parties during the same reporting period (2) merchandised volumes, which represent sales volumes of soybeans to third-party customers during a reporting period and (3) a supplemental refined oil production volume, representing the total refined volume during a reporting period. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.

Softseed Processing and Refining
Our Softseed Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of softseeds and softseed related products, as well as biodiesel production and distribution. As described above, Softseed Processing and Refining volumes represent (1) oilseed volumes processed (crushed) during a period, which approximate sales volumes to third parties during the same reporting period (2) merchandised volumes, which represent sales volumes of softseeds to third-party customers during a reporting period and (3) a supplemental refined oil production volume, which will also be provided representing the total refined volume during a reporting period. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Other Oilseeds Processing and Refining
Our Other Oilseeds Processing and Refining segment is a globally integrated business principally involved in products of a specialty nature, including the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of these related products. As described above, Other Oilseeds Processing and Refining volumes represent sales volumes to third-party customers. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Grain Merchandising and Milling
Our Grain Merchandising and Milling segment involves the purchase, storage, transportation, distribution, and marketing of certain commodities primarily consisting of corn, wheat, barley, cotton, pulses, and sugar; activities also include the milling of wheat and sugar; and related services including ocean freight and financial services. As described above, Grain Merchandising and Milling volumes represent sales volumes to third-party customers. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Viterra Acquisition
On July 2, 2025, we completed our previously announced Acquisition of Viterra. Pursuant to the terms of the business combination agreement, Viterra shareholders received approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion as of July 2, 2025 and approximately $1.9 billion in cash, in return for 100% of the outstanding equity of Viterra.
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

Income Taxes
As a Swiss corporation, we are subject to corporate income tax at federal, cantonal, and communal levels on our Swiss income. Qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are effectively exempt from federal, cantonal, and communal corporate income tax. Consequently, we expect dividends from our subsidiaries and capital gains from sales of investments in our subsidiaries to be exempt from Swiss corporate income tax. In addition, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Argentina, Brazil, the Netherlands, Switzerland, and the United States. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
Non-U.S. GAAP Financial Measures
Total earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate reportable segment operating activities as well as Corporate and Other results. Bunge also uses Segment EBIT, Corporate and Other EBIT, and Total EBIT to evaluate the operating performance of Bunge’s reportable segments and Total reportable segments together with Corporate and Other activities. Segment EBIT is the aggregate of the EBIT of each of Bunge’s Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling reportable segments. Total EBIT is the aggregate of the EBIT of Bunge’s reportable segments, together with Corporate and Other activities. Bunge’s management believes Segment EBIT, Corporate and Other EBIT, and Total EBIT are useful measures of operating profitability since the measures allow for an evaluation of performance without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income attributable to Bunge shareholders, the most directly comparable U.S. GAAP financial measure. Further, Total EBIT excludes EBIT attributable to noncontrolling interests and EBIT attributable to discontinued operations and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income attributable to Bunge shareholders to Total EBIT below.
2025 Overview
Net Income Attributable to Bunge Shareholders - For the year ended December 31, 2025, Net income attributable to Bunge shareholders was $816 million, a decrease of $321 million compared to a Net income attributable to Bunge shareholders of $1,137 million for the year ended December 31, 2024. The decrease was primarily due to lower Corporate and Other EBIT as well as higher net interest expense due to increased debt levels to finance the Viterra Acquisition, partially offset by higher Segment EBIT, as further discussed in the Segment Overview and Results of Operations section below, and lower income tax expense as discussed further below.
Net Income Attributable to Bunge Shareholders - Earnings Per Share - Diluted - For the year ended December 31, 2025, Net income attributable to Bunge shareholders - diluted, was $4.91 per share, a decrease of $3.08 per share, compared to $7.99 per share for the year ended December 31, 2024. The decrease is primarily due to lower Net income attributable to Bunge shareholders discussed above, as well as dilution from the issuance of registered shares as part of the Viterra Acquisition.
Total EBIT - For the year ended December 31, 2025, Total EBIT was $1,533 million, a decrease of $259 million compared to Total EBIT of $1,792 million for the year ended December 31, 2024. The decrease in Total EBIT for the year ended December 31, 2025 was primarily due to lower Corporate and Other EBIT, resulting from higher SG&A expense and a reduction in Other income - net due to the settlement of one of the Company’s U.S. defined benefit pension plans, an impairment charge related to certain long-term investments, and the absence of a prior year gain on the sale of Bunge's 50% ownership share in BP Bunge Bioenergia. This decrease was partially offset by higher Segment EBIT, resulting primarily from higher results in our Soybean Processing and Refining segment and a gain on the sale of Bunge's North America corn milling business recognized in our Grain Merchandising and Milling segment. The Segment Overview and Results of Operations section below provides further details, as well as, a reconciliation of Net income attributable to Bunge shareholders to Total EBIT.
Income Tax Expense - Income tax expense was $288 million for the year ended December 31, 2025 compared to income tax expense of $336 million for the year ended December 31, 2024. The decrease in income tax expense for the year ended December 31, 2025 was primarily due to lower pre-tax income and a net benefit on various outstanding tax matters. See Note 14- Income Taxes to our consolidated financial statements.

Liquidity and Capital Resources – At December 31, 2025, working capital, which equals Total current assets less Total current liabilities, was $9,264 million, an increase of $741 million, compared to working capital of $8,523 million at December 31, 2024. The increase in working capital was primarily due to higher Inventories, Trade accounts receivables, and Other current assets, partially offset by higher Short-term debt, Trade accounts payable, Other current liabilities, and lower Cash and cash equivalents, as further discussed in the Liquidity and Capital Resources section below.
Segment Overview and Results of Operations
As described in "Factors Affecting Operating Results", our operations are organized, managed, and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. Reportable operations comprise our Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling reportable segments.
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities. Corporate and Other also includes historical results of Bunge's previously recognized Sugar and Bioenergy segment as discussed above.
A reconciliation of Net income attributable to Bunge shareholders to Total EBIT follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Net income attributable to Bunge shareholders	$816	$1,137	$2,243
Interest income	(202)	(163)	(148)
Interest expense	628	471	516
Income tax expense	288	336	714
Loss from discontinued operations, net of tax	3	—	—
Noncontrolling interests' share of interest and tax	—	11	8
Total EBIT	$1,533	$1,792	$3,333

Soybean Processing and Refining	$1,225	$872	$2,222
Softseed Processing and Refining	521	663	1,074
Other Oilseeds Processing and Refining	118	216	94
Grain Merchandising and Milling	465	408	301
Segment EBIT	2,329	2,159	3,691

Corporate and Other EBIT	(796)	(367)	(358)

Total EBIT	$1,533	$1,792	$3,333

Reportable Segments
Soybean Processing and Refining

	Year Ended December 31,
(US$ in millions)	2025	2024	2023	2025 Compared to 2024 % Change	2024 Compared to 2023 % Change
Volumes (in thousand metric tons)
Soybeans processed	41,013	36,824	35,950	11%	2%
Soybeans merchandised	20,489	15,399	11,851	33%	30%
Refined oil production	3,612	3,528	3,676	2%	(4)%
Net sales	$36,313	$31,930	$36,147	14%	(12)%
Cost of goods sold	(34,548)	(30,516)	(33,414)	13%	(9)%
Selling, general and administrative expense	(552)	(465)	(452)	19%	3%
Foreign exchange losses – net	(35)	(128)	(31)	(73)%	313%
EBIT attributable to noncontrolling interests	(2)	(8)	(72)	(75)%	(89)%
Other income – net	27	110	53	(75)%	108%
Income (loss) from affiliates	22	(51)	(9)	143%	(467)%
Total Soybean Processing and Refining Segment EBIT	$1,225	$872	$2,222	40%	(61)%
2025 Compared to 2024
Soybean Processing and Refining segment Net sales increased 14%, to $36,313 million for the year ended December 31, 2025. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to overall higher prices in Argentina, which encouraged farmer selling and higher volumes of oilseeds merchandised in our global soybean distribution business. The increases were partially offset by lower prices in almost all other regions driven by relative price stabilization from a more balanced supply environment as well as lower processed volumes in Argentina due to a reduction in third-party tolling activity.
Cost of goods sold increased 13%, to $34,548 million for the year ended December 31, 2025. The net increase was primarily due to higher Net sales, partially offset by a reduction in mark-to-market losses.
Foreign exchange losses - net decreased 73%, to a loss of $35 million for the year ended December 31, 2025. The lower net loss in the current year is primarily the result of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations, partially offset by losses resulting from unfavorable hedging and remeasurement results on monetary assets.
Other income - net decreased 75%, to $27 million for the year ended December 31, 2025. The decrease was primarily due to lower gains in Argentina related to foreign currency positioning compared to the prior year, as well as a $15 million reserve for expected credit losses related to certain loan guarantees for a minority investment in South America.
Income (loss) from affiliates increased 143%, to net income of $22 million for the year ended December 31, 2025. The increase was primarily due to improved results from our portfolio of equity method investments, particularly in South America, and a $19 million nonrecurring impairment charge in the prior period associated with a minority investment in North America.
Segment EBIT increased 40%, to $1,225 million for the year ended December 31, 2025. The net increase was primarily driven by improved results in our South American soybean processing and refining businesses and contributions from the Viterra Acquisition, partially offset by lower results in our North American processing and refining business. In addition, the increase is the result of a reduction in foreign currency losses and income from affiliates in the current period compared to losses from affiliates in the prior period as further described above. The increase was partially offset by the reduction in Other income - net further described above.

2024 Compared to 2023
Soybean Processing and Refining segment Net sales decreased 12%, to $31,930 million for the year ended December 31, 2024. The decrease was primarily due to lower average sales prices experienced in almost all regions for our global soybean oilseed processing businesses, driven by relative price stabilization due to a more balanced supply and demand environment, in addition to overall lower volumes in our global soybean oilseed processing business. The above decreases were slightly offset by higher volumes in South America resulting from the non-recurrence of the prior year drought in Argentina and higher volumes of oilseeds merchandised in our global soybean origination business.
Cost of goods sold decreased 9%, to $30,516 million for the year ended December 31, 2024. The net decrease was primarily due to lower Net sales as described above. The decrease was partially offset by unfavorable mark-to-market results compared to the prior year.
Foreign exchange losses - net increased 313%, to a loss of $128 million for the year ended December 31, 2024. The net loss in 2024 was primarily the result of the impact of a stronger U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations. The loss was partially offset by net remeasurement gains on net monetary assets, excluding the impact of loans payable described above, as a result of U.S. dollar exposure in non-U.S. dollar functional currency operations.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased 89%, to an expense of $8 million for the year ended December 31, 2024. The decrease was due to less favorable results recognized by our less than wholly-owned subsidiary, Bunge Chevron Ag Renewables LLC.
Other income - net increased 108%, to income of $110 million for the year ended December 31, 2024. The increase was primarily due to gains in Argentina related to foreign currency positioning.
Income (loss) from affiliates decreased 467%, to a net loss of $51 million for the year ended December 31, 2024. The decrease was primarily due to unfavorable results from equity method investments in South America, as well as a $19 million impairment charge associated with a minority investment in North America.
Segment EBIT decreased 61%, to $872 million for the year ended December 31, 2024. The net decrease was primarily due to lower results across all businesses and regions, foreign exchange losses, and impairment charges incurred in the current year, as described above. This decrease was partially offset by an increase in Other income - net as highlighted above.
Softseed Processing and Refining

	Year Ended December 31,
(US$ in millions)	2025	2024	2023	2025 Compared to 2024 % Change	2024 Compared to 2023 % Change
Volumes (in thousand metric tons)
Softseeds processed	10,751	9,308	8,777	16%	6%
Softseeds merchandised	2,763	755	771	266%	(2)%
Refined oil production	2,883	2,903	2,720	(1)%	7%
Net sales	$11,252	$6,951	$7,736	62%	(10)%
Cost of goods sold	(10,575)	(6,097)	(6,526)	73%	(7)%
Selling, general and administrative expense	(212)	(146)	(146)	45%	—%
Foreign exchange gains (losses) – net	79	(27)	31	393%	(187)%
EBIT attributable to noncontrolling interests	(4)	—	—	100%	—%
Other expense – net	(14)	(18)	(23)	(22)%	(22)%
(Loss) income from affiliates	(5)	—	2	100%	(100)%
Total Softseed Processing and Refining Segment EBIT	$521	$663	$1,074	(21)%	(38)%

2025 Compared to 2024
Softseed Processing and Refining segment Net sales increased 62%, to $11,252 million for the year ended December 31, 2025. The increase was primarily due to Net Sales contributions from the Viterra Acquisition, in addition to higher average sales prices in our European business resulting from a drought in the region impacting the sunflower seed crop in the current year and higher prices in our global softseed distribution business. The above increases were partially offset by lower volumes for both oilseeds processed and oilseeds merchandised across all our legacy business.
Cost of goods sold increased 73%, to $10,575 million for the year ended December 31, 2025. The increase in Cost of goods sold was primarily due to higher Net sales as well as unfavorable mark-to-market results. In addition, the prior year included insurance recoveries for damaged property and business interruption related to our Ukrainian operations as a result of the Ukraine-Russia war.
Foreign exchange gains (losses) - net increased 393% to a gain of $79 million for the year ended December 31, 2025. The net gain in the current year is primarily the result of a weaker U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations and net remeasurement gains on net monetary liabilities, excluding the impacts of loan payables described above, as a result of U.S. dollar exposure in non-U.S dollar functional currency operations.
Segment EBIT decreased 21%, to $521 million for the year ended December 31, 2025. The net decrease was primarily due to lower results in our legacy European and North American businesses, partially offset by the contribution from the Acquisition of Viterra as well as foreign currency gains as described above.
2024 Compared to 2023
Softseed Processing and Refining segment Net sales decreased 10%, to $6,951 million for the year ended December 31, 2024. The decrease was primarily due to lower average sales prices experienced in all regions, driven by relative price stabilization due to a more balanced supply and demand environment. The decrease was slightly offset by higher volumes in South America resulting from the non-recurrence of the prior year drought in Argentina along with higher volumes in our European softseed business primarily driven from increased activity at our Ukrainian facilities.
Cost of goods sold decreased 7%, to $6,097 million for the year ended December 31, 2024. The decrease in Cost of goods sold was primarily due to lower prices in all regions, as described in Net sales above and the non-recurrence of a prior year fixed asset impairment charge in North America. The decrease was also attributable to $1 million in insurance recoveries, related to certain previously damaged property, as well as a business interruption insurance recovery of $46 million related to our Ukrainian operations as a result of the Ukraine-Russia war, both of which were recognized in 2024. The decrease was partially offset by less favorable mark-to-market results in 2024 as well as the absence of mark-to-market gains from the recovery of inventory in Ukraine recognized in 2023.
Foreign exchange gains (losses) - net decreased 187%, to a loss of $27 million for the year ended December 31, 2024. The net loss in the current year was primarily due to the impact of a stronger U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Segment EBIT decreased 38%, to $663 million for the year ended December 31, 2024. The decrease was primarily due to lower results in all businesses and regions, as well as foreign exchange losses.

Other Oilseeds Processing and Refining

	Year Ended December 31,
(US$ in millions)	2025	2024	2023	2025 Compared to 2024 % Change	2024 Compared to 2023 % Change
Volumes (in thousand metric tons)	2,467	2,561	2,414	(4)%	6%
Net sales	$4,633	$4,151	$4,237	12%	(2)%
Cost of goods sold	(4,256)	(3,613)	(3,829)	18%	(6)%
Selling, general and administrative expense	(231)	(254)	(278)	(9)%	(9)%
Foreign exchange (losses) gains – net	(8)	(21)	1	(62)%	2200%
EBIT attributable to noncontrolling interests	(13)	(33)	(19)	(61)%	74%
Other expense – net	(7)	(15)	(1)	(53)%	1400%
Income (loss) from affiliates	—	1	(17)	(100)%	106%
Total Other Oilseeds Processing and Refining Segment EBIT	$118	$216	$94	(45)%	130%
2025 Compared to 2024
Other Oilseeds Processing and Refining segment Net sales increased 12%, to $4,633 million for the year ended December 31, 2025. The increase was primarily due to higher sales prices in our tropical oils business due to stronger demand resulting from global biofuel mandates and import tariffs, partially offset by lower volumes.
Cost of goods sold increased 18%, to $4,256 million for the year ended December 31, 2025. The increase was primarily due to higher net sales in addition to unfavorable mark-to-market results.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased 61% to expense of $13 million resulting from less favorable results attributable to noncontrolling interests in our Loders joint venture primarily due to lower results in the Europe region from the competitive market environment.
Segment EBIT decreased 45%, to $118 million for the year ended December 31, 2025. The decrease was primarily due to lower results in our tropical oils business in addition to a decrease in EBIT attributable to noncontrolling interests, as described above.
2024 Compared to 2023
Other Oilseeds Processing and Refining segment Net sales decreased 2%, to $4,151 million for the year ended December 31, 2024. The decrease is due to lower sales prices in our tropical oils business, driven by a more balanced supply and demand environment and uncertainty related to U.S. biofuel policies. The decrease was partially offset by increased volumes in Asia due to higher demand for certain products driven by better pricing, as well as increased volumes in North America, primarily due to full year impact and higher capacity utilization at our refinery in Avondale, Louisiana.
Cost of goods sold decreased 6%, to $3,613 million for the year ended December 31, 2024. The decrease in Cost of goods sold was primarily due to lower prices, as described in Net sales above, in addition to more favorable mark-to-market results.
SG&A expenses decreased 9%, to $254 million for the year ended December 31, 2024. The decrease was primarily driven by the lack of recurring prior year accelerated amortization charges, related to the discontinuance of the Loders Croklaan trademark.
Segment EBIT increased 130%, to $216 million for the year ended December 31, 2024. The increase was primarily due to higher results in our tropical oils business as well as lower SG&A expenses as highlighted above. The increase was partially offset by unfavorable Foreign exchange (losses) gains - net, primarily driven by the devaluation of the Egyptian pound in the first quarter of 2024.

Grain Merchandising and Milling

	Year Ended December 31,
(US$ in millions)	2025	2024	2023	2025 Compared to 2024 % Change	2024 Compared to 2023 % Change
Volumes (in thousand metric tons)	67,166	36,660	34,072	83%	8%
Net sales	$18,128	$10,073	$11,415	80%	(12)%
Cost of goods sold	(17,520)	(9,458)	(10,910)	85%	(13)%
Selling, general and administrative expense	(391)	(261)	(251)	50%	4%
Foreign exchange (losses) gains – net	(83)	(18)	6	361%	(400)%
EBIT attributable to noncontrolling interests	(11)	(2)	1	450%	300%
Other income – net	331	81	33	309%	145%
Income (loss) from affiliates	11	(7)	7	257%	(200)%
Total Grain Merchandising and Milling Segment EBIT	$465	$408	$301	14%	36%
2025 Compared to 2024
Grain Merchandising and Milling segment Net sales increased 80%, to $18,128 million for the year ended December 31, 2025. The increase was primarily due to Net sales contributions from the Viterra Acquisition, in addition to higher sales prices and volumes in our global corn business, as well as higher volumes in our global wheat business as a result of higher demand across various regions for both businesses. The increase was partially offset by lower average sales prices in our global wheat business, in addition to the lack of recurring sales from our North American corn milling business that was divested in the second quarter of 2025 (see Note 2- Acquisitions and Dispositions to our consolidated financial statements).
Cost of goods sold increased 85%, to $17,520 million for the year ended December 31, 2025. The increase in Cost of goods sold was primarily due to higher Net Sales in addition to unfavorable mark-to-market results. In addition, the prior year included insurance recoveries for damaged property and business interruption related to our Ukrainian operations as a result of the Ukraine-Russia war.
Selling, general and administrative expenses increased 50% to $391 million for the year ended December 31, 2025. The increase was primarily due to the Viterra Acquisition.
Other income - net increased 309% to a gain of $331 million for the year ended December 31, 2025. The increase was primarily due to a $155 million gain on the sale of Bunge's North America corn milling business in the second quarter of 2025, in addition to gains in Argentina related to foreign currency positioning.
Segment EBIT increased 14%, to $465 million for the year ended December 31, 2025. The increase was primarily due to higher Other income - net, as described above, partially offset by higher Selling, general and administrative expense and lower results from our ocean freight and financial services businesses.
2024 Compared to 2023
Grain Merchandising and Milling segment Net sales decreased 12%, to $10,073 million for the year ended December 31, 2024. The decrease was primarily due to lower average sales prices in our global corn and wheat businesses as well as all businesses in our milling operations, in addition to lower volumes in our global wheat business. The decrease was partially offset by an increase in volumes in our global corn business, primarily due to fewer supply constraints compared to the prior period.
Cost of goods sold decreased 13%, to $9,458 million for the year ended December 31, 2024. The decrease was primarily due to lower Net sales as described above, as well as favorable mark-to-market results in 2024. The decrease was also attributable to $5 million in insurance recoveries, related to certain previously damaged property, as well as a business interruption insurance recovery of $6 million related to our Ukrainian operations as a result of the Ukraine-Russia war, both of which were recognized in 2024. The decrease was partially offset by the lack of mark-to-market gains from the recovery of inventory in Ukraine recognized in 2023.
Other income - net increased 145%, to $81 million for the year ended December 31, 2024. The increase was primarily due to gains in Argentina related to foreign currency positioning.

Segment EBIT increased 36%, to $408 million for the year ended December 31, 2024. The increase was primarily due to more favorable results in our ocean freight business.
Corporate and Other

	Year Ended December 31,
(US$ in millions)	2025	2024	2023	2025 Compared to 2024 % Change	2024 Compared to 2023 % Change
Net sales	$3	$3	$5	—%	(40)%
Cost of goods sold	(21)	(31)	(16)	(32)%	94%
Selling, general and administrative expense	(727)	(650)	(588)	12%	11%
Foreign exchange (losses) gains — net	(4)	5	13	(180)%	(62)%
EBIT attributable to noncontrolling interests	3	3	4	—%	(25)%
Other (expense) income — net	(48)	284	67	117%	(324)%
(Loss) income from affiliates	(2)	19	157	111%	(88)%
Total Corporate and Other EBIT	$(796)	$(367)	$(358)	(117)%	(3)%

2025 Compared to 2024
Corporate and Other EBIT decreased 117%, to a loss of $796 million for the year ended December 31, 2025. The decrease was primarily attributable to a $118 million loss recorded in Other (expense) income - net, related to the settlement of one of the Company’s US defined benefit pension plans and a $30 million impairment charge recorded in Other (expense) income - net, related to certain long-term investments held in Other non-current assets. The decrease was further attributable to the absence of a $195 million prior year gain on the sale of Bunge's 50% ownership share in BP Bunge Bioenergia, recorded in Other (expense) income - net. See Note 2- Acquisitions and Dispositions in the consolidated financial statements for further details regarding the Company's disposition of BP Bunge Bioenergia.
In addition, the decrease was attributable to an increase in SG&A expense resulting from the Acquisition of Viterra, partially offset by overall lower acquisition and integration costs associated with the Viterra Acquisition. The company recognized acquisition and integration costs within Corporate and Other EBIT of $223 million, and $244 million for the years ended December 31, 2025, and 2024, respectively.
2024 Compared to 2023
Corporate and Other EBIT decreased 3%, to a loss of $367 million for the year ended December 31, 2024. The decrease was primarily driven by a decrease in Income from affiliates and an increase in SG&A expense. The decrease in Income from affiliates was the result of less favorable results from Bunge's 50% ownership share in BP Bunge Bioenergia in 2024 compared to 2023, primarily resulting from a tax valuation allowance release in 2023, foreign exchange losses on U.S. dollar denominated debt in 2024, and lower margins in 2024. The increase in SG&A expense was the result of increased acquisition and integration costs associated with the Acquisition of Viterra. The company recognized acquisition and integration costs within Corporate and Other EBIT of $244 million, and $114 million for the years ended December 31, 2024, and 2023, respectively.
The EBIT decrease was partially offset by a $195 million gain, in 2024, on the sale of Bunge's 50% ownership share in BP Bunge Bioenergia, recorded in Other (expense) income – net, and 2023 impairment charges of $20 million, reported in Other (expense) income - net, related to a long-term investment and $16 million, reported in (Loss) income from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients. See Note 2- Acquisitions and Dispositions in the consolidated financial statements for further details regarding the Company's disposition of BP Bunge Bioenergia.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023	2025 Compared to 2024 % Change	2024 Compared to 2023 % Change
Interest income	$202	$163	$148	24%	10%
Interest expense	(628)	(471)	(516)	33%	(9)%
2025 Compared to 2024
Interest income increased 24%, to $202 million for the year ended December 31, 2025. Interest expense increased 33%, to $628 million for the year ended December 31, 2025. Higher interest income is the result of higher average balances in cash and cash equivalents in the first half of the current year as well as higher balances in marketable securities and other short-term investments related to funding strategies in Argentina in the current year. Higher interest expense is the result of higher debt levels to finance the Viterra Acquisition.
2024 Compared to 2023
Interest income increased 10%, to $163 million for the year ended December 31, 2024. Interest expense decreased 9%, to $471 million for the year ended December 31, 2024. Higher interest income is the result of higher balances in cash and cash equivalents for the year ended December 31, 2024. Lower interest expense is the result of lower interest rates.
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
Working Capital

	As of December 31,
(US$ in millions, except current ratio)	2025	2024
Cash and cash equivalents	$1,135	$3,311
Trade accounts receivable, net	3,870	2,148
Inventories	13,198	6,491
Other current assets(1)	6,188	4,008
Total current assets	$24,391	$15,958
Short-term debt	$3,883	$875
Current portion of long-term debt	1,337	669
Trade accounts payable	4,881	2,777
Current operating lease obligations	499	286
Other current liabilities(2)	4,527	2,828
Total current liabilities	$15,127	$7,435
Working capital(3)	$9,264	$8,523
Current ratio(3)	1.61	2.15
(1)Comprises Time deposits under trade structured finance program, Assets held for sale and Other current assets.
(2)Comprises Letter of credit obligations under trade structured finance program, Liabilities held for sale and Other current liabilities.
(3)Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.

Working capital was $9,264 million at December 31, 2025, an increase of $741 million from working capital of $8,523 million at December 31, 2024.
Cash and Cash Equivalents - Cash and cash equivalents were $1,135 million at December 31, 2025, a decrease of $2,176 million from $3,311 million at December 31, 2024. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the year ended December 31, 2025.
Trade accounts receivable, net - Trade accounts receivable, net were $3,870 million at December 31, 2025, an increase of $1,722 million from $2,148 million at December 31, 2024. The increase was primarily due to an increase of receivables outstanding as of December 31, 2025 from the Acquisition of Viterra and increased Net sales in the current period driven by factors described in the Segment Overview and Results of Operations section above.
Inventories - Inventories were $13,198 million at December 31, 2025, an increase of $6,707 million from $6,491 million at December 31, 2024. The increase was primarily due to increased inventory balances from the Acquisition of Viterra. In addition, the increase was due to higher volumes as well as slightly higher prices on certain commodities.
Readily marketable inventories ("RMI") comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $11,361 million and $5,224 million at December 31, 2025 and 2024, respectively (see Note 5- Inventories, to our consolidated financial statements).
Other current assets - Other current assets were $6,188 million at December 31, 2025, an increase of $2,180 million from $4,008 million at December 31, 2024. The increase is primarily due to an increase of Other current assets as of December 31, 2025 from the Acquisition of Viterra. In addition, the increase was also attributable to an increase in secured advances to suppliers, net as improved market conditions in Brazil have led to an increase in new advances in the current period, an increase in marketable securities and other short term investments as a result of strategic investment opportunities in South America, higher assets held for sale related to our European margarines and spreads business (see Note 2- Acquisitions and Dispositions to our consolidated financial statements), and an increase in margin deposits. These increases were partially offset by lower unrealized gains on derivative contracts as a result of volatile commodity prices, the collection of an insurance recovery receivable related to the business interruption resulting from the Ukraine-Russia war (see Note 6- Other Current Assets to our consolidated financial statements), and a decrease in disposition receivable reflecting the collection of a deferred payment in connection with the sale of BP Bunge Bioenergia, partially offset by the recognition of a disposition receivable in connection with the sale of 40% of our interest in BISA, our Spanish operating subsidiary (see Note 2- Acquisitions and Dispositions to our consolidated financial statements).
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $5,220 million at December 31, 2025, an increase of $3,676 million from $1,544 million at December 31, 2024. The higher Short-term debt level at December 31, 2025 compared to December 31, 2024 is primarily due to increased borrowings under one of our revolving credit facilities, the commercial paper program, and increased borrowings by operating companies on local bank facilities to fund working capital requirements, which includes additional Short-term debt outstanding as of December 31, 2025 from the Acquisition of Viterra. In addition, increased short-term debt levels resulted from an increase in the Current portion of long-term debt associated with two tranches of senior notes maturing in 2026, partially offset by the repayment of $600 million senior notes which matured in the current period.
Trade accounts payable - Trade accounts payable were $4,881 million at December 31, 2025, an increase of $2,104 million from $2,777 million at December 31, 2024. The increase in Trade accounts payable was primarily due to an increase in payables outstanding as of December 31, 2025 from the Acquisition of Viterra, higher inventory volumes, and slightly higher prices on certain commodities.
Other current liabilities - Other current liabilities were $4,527 million at December 31, 2025, an increase of $1,699 million from $2,828 million at December 31, 2024. The increase was primarily due to an increase of Other current liabilities outstanding as of December 31, 2025 from the Acquisition of Viterra. In addition, the increase is due to higher dividends payable (see Note 22- Equity to our consolidated financial statements), higher liabilities held for sale related to our European margarines and spreads business (see Note 2- Acquisitions and Dispositions to our consolidated financial statements), and contingent consideration related to our acquisition of ViOil (see Note 2- Acquisitions and Dispositions to our consolidated financial statements).

Debt
As highlighted in Note 17- Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities—At December 31, 2025, we had $9,065 million unused and available committed borrowing capacity comprising committed revolving credit facilities. The following table summarizes these facilities for the years presented:

		Committed Capacity	Borrowings Outstanding
Revolving Credit Facilities (1)	Maturities	December 31, 2025	December 31, 2025	December 31, 2024
$1.1 Billion 364-day Revolving Credit Agreement	2026	$1,100	$—	$—
$3.5 Billion Revolving Facility Agreement	2028	3,500	600	—
$4.2 Billion Revolving Credit Agreement	2030	4,200	—	—
$865 Million Revolving Credit Agreement	2030	865	—	—
Total Revolving Credit Facilities		$9,665	$600	$—
(1)See Note 17- Debt for further information on these programs.
Commercial Paper Program - The following table summarizes the facility as of the periods presented:

(US$ in millions)	Program Capacity	Borrowings Outstanding
Commercial Paper Program(1)	December 31, 2025	December 31, 2025	December 31, 2024
$3 Billion Commercial Paper Program	$3,000	$300	$—
(1) The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
Short and long-term debt—

	As of December 31,
US$ in millions	2025	2024
Short-term debt	$3,883	$875
Long-term debt, including current portion	10,168	5,363
Total debt	$14,051	$6,238

	Year Ended December 31,
	2025	2024
Average total debt outstanding	$11,153	$5,480
Our total debt increased by $7,813 million to $14,051 million at December 31, 2025, from $6,238 million at December 31, 2024, primarily due to an increase in short-term borrowings as described above and an increase in long-term debt, including current portion, resulting from the issuance of two tranches of senior notes for an aggregate principle amount of $1.3 billion in August 2025 and borrowings outstanding of $1.3 billion on term loans due in 2028 drawn in June 2025 to finance the Viterra Acquisition. In addition, in the third quarter of 2025, Bunge completed exchange offers which resulted in exchanging $1.92 billion of existing senior notes of Viterra for new notes issued by Bunge Limited Finance Corp ("BLFC"), a wholly owned finance subsidiary of Bunge, and completed the European consent solicitation to become the issuer and guarantor of a 700 million Euro aggregate principal amount of 1.000% senior unsecured note due 2028 originally issued by Viterra. These increases were partially offset by the repayment of $600 million senior notes which matured in the current period. See Note 17- Debt to our consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. At December 31, 2025, there were $900 million of borrowings outstanding under these bilateral short-term credit lines, compared to no borrowing outstanding at December 31, 2024. The increase in the current period is primarily to support working capital requirements as a result of the Acquisition of Viterra.
In addition, Bunge's operating companies had $2,083 million and $875 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2025, and 2024, respectively, to support working capital requirements.
Registered Senior Notes — BLFC had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at December 31, 2025.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
2.00% Senior Notes due 2026	$580	575
3.25% Senior Notes due 2026	700	700
4.90% Senior Notes due 2027	440	443
3.75% Senior Notes due 2027	600	599
4.10% Senior Notes due 2028	400	398
4.20% Senior Notes due 2029	800	794
4.55% Senior Notes due 2030	650	645
3.20% Senior Notes due 2031	599	557
2.75% Senior Notes due 2031	1,000	994
5.25% Senior Notes due 2032	300	307
4.65% Senior Notes due 2034	800	791
5.15% Senior Notes due 2035	650	643
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
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2025 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-2	A-	Stable
Moody's	P-2	Baa1	Stable
Fitch	F-2	BBB+	Stable
(1)Short-term debt rating applies only to the commercial paper program with BLFC as the issuer.
Following the announcement of the Viterra Acquisition, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the Company both on a standalone basis, and a pro-forma at closing basis. Recent rating agency actions include the following:
•Standard & Poor's upgraded Bunge’s credit rating to A- on July 2, 2025 and removed CreditWatch Positive outlook and assigned a Stable outlook;
•Standard & Poor's also assigned a A- issue-level rating to Bunge's outstanding $1 billion unsecured term loan due 2028 and Bunge's previously issued $2 billion Senior Notes;
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum current ratio, maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2025.
Trade Receivable Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers"). The Program is designed to enhance our financial flexibility by providing an additional source of liquidity for our operations. As referenced in Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program, the aggregate size of the program is $1.5 billion, with an accordion feature of $1 billion. The Program terminates on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on December 15, 2026, with a feature that permits us to request 364-day extensions.
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
Equity
Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2025	2024
Registered shares	$2	$1
Additional paid-in capital (1)	9,841	5,325
Retained earnings	13,152	12,838
Accumulated other comprehensive loss	(6,084)	(6,702)
Treasury shares, at cost (2025—15,103,107 and 2024—21,318,307) (1)	(1,007)	(1,549)
Total Bunge shareholders' equity	15,904	9,913
Noncontrolling interests	1,465	1,032
Total equity	$17,369	$10,945
(1)    In the fourth quarters of 2025 and 2024, Bunge Global SA cancelled 12,382,610 and 6,146,930 shares held in treasury totaling $1,045 million and $572 million, respectively. See Note 22- Equity to our consolidated financial statements.
Total Bunge shareholders' equity was $15,904 million at December 31, 2025 compared to $9,913 million at December 31, 2024. The increase was primarily due to Bunge stock issued as consideration in the Acquisition of Viterra of $5,340 million, $816 million of Net income attributable to Bunge shareholders, $567 million of income in Accumulated other comprehensive loss resulting from favorable foreign exchange translation adjustments, and a $240 million increase resulting from the sale of a redeemable noncontrolling interest in our Spanish operating subsidiary (see Note 2- Acquisitions and Dispositions to our consolidated financial statements) impacting both Additional paid-in capital and Accumulated other comprehensive loss. These increases were partially offset by share repurchases of $551 million and $502 million of declared dividends to shareholders, as described in Note 22- Equity to our consolidated financial statements.
Noncontrolling interests increased to $1,465 million at December 31, 2025 from $1,032 million at December 31, 2024 primarily due to acquired Noncontrolling interests of $441 million from the Acquisition of Viterra, $34 million of income from favorable foreign exchange translations adjustments in Accumulated other comprehensive loss, $24 million of Net income attributable to noncontrolling interests, and $32 million of contributions from noncontrolling interests. These increases were partially offset by an $89 million reduction on the acquisition of noncontrolling interest in Terminal de Granéis de Santa Catarina ("TGSC") (see Note 11- Investments in Affiliates and Variable Interest Entities to our consolidated financial statements).
Share repurchase program - As noted in Note 22- Equity, on November 13, 2024, Bunge Global SA's Board approved the expansion of an existing share repurchase program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of December 31, 2025, a total of 26,417,080 shares were repurchased under the program for $2.5 billion with an aggregate purchase authorization of approximately $249 million remaining outstanding for repurchases under the program. During the twelve months ended December 31, 2025, Bunge repurchased 6,749,341 shares for $551 million.
Cash Flows

	Year ended December 31,
(US$ in millions)	2025	2024
Cash provided by operating activities	$844	$1,900
Cash used for investing activities	(5,227)	(1,114)
Cash provided by (used for) financing activities	2,229	(90)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8)	9
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,162)	$705
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
2025 Compared to 2024
For the year ended December 31, 2025, our cash and cash equivalents and restricted cash decreased $2,162 million, compared to an increase of $705 million for the year ended December 31, 2024.
Operating: Cash provided by operating activities was $844 million for the year ended December 31, 2025, compared to $1,900 million for the year ended December 31, 2024, a decrease of $1,056 million. The decrease was primarily due to lower reported net income during the year ended December 31, 2025 compared to the year ended December 31, 2024 as discussed in the Segment Overview and Results of Operations section above as well as an overall reduction to net changes in working capital driven by the drivers discussed in Working Capital section above.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as Foreign exchange (losses) gains - net. For the year ended December 31, 2025, we recorded a foreign currency gain on net debt of $216 million largely due to the strengthening of the Brazilian real in the current year versus a foreign currency loss on net debt for the year ended December 31, 2024 of $174 million, which were included as adjustments to reconcile Net income to Cash provided by operating activities in the line item "Foreign exchange (gain) loss on net debt" in our consolidated statements of cash flows. This adjustment is required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.

Investing: Cash used for investing activities was $5,227 million for the year ended December 31, 2025 compared to $1,114 million for the year ended December 31, 2024, an increase of $4,113 million. The increase was primarily due to cash payments for the Acquisition of Viterra, net of cash acquired, of $4,116 million in addition to payments for the acquisition of ViOil, as well as higher payments for investments, as a result of certain cash deployment strategies in Argentina, lower proceeds in the current year compared to the prior year from the sale of our investment in affiliate, BP Bunge Bioenergia, and higher spend on capital projects. The increase was partially offset by the current period receipts of $470 million in proceeds from the sale of Bunge's corn milling business in North America and $457 million, net of cash, related to the EU Oilseeds divestment, both as further described in Note 2- Acquisitions and Dispositions to our consolidated financial statements, as well as higher proceeds from investments, due to the cash deployment strategies described above.
Financing: Cash provided by financing activities was $2,229 million for the year ended December 31, 2025 compared to cash used for financing activities of $90 million for the year ended December 31, 2024, an increase of $2,319 million. The increase was primarily due to an increase in net cash proceeds of short and long-term debt of $1,679 million resulting from our use of our revolving credit facilities, the commercial paper program, and draws on long term debt facilities to both fund the Acquisition of Viterra, as well as for current and future working capital requirements. Additionally, the increase was due to $206 million in proceeds received from the sale of redeemable noncontrolling interest related to our Spanish operating subsidiary (see Note 2- Acquisitions and Dispositions to our consolidated financial statements) in addition to less cash used for share repurchases in the current period compared to the prior period. These increases were partially offset by higher cash dividends and an $18 million payment for the acquisition of noncontrolling interest in TGSC (see Note 11- Investments in Affiliates and Variable Interest Entities to our consolidated financial statements).
For a comparison of cash flows for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bunge Global SA's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.
Capital Expenditures
Our cash payments made for capital expenditures were $1,723 million and $1,376 million for the years ended December 31, 2025 and 2024, respectively. The increase in capital expenditures compared to the prior year was primarily due to higher spend on capital projects in North America and additional spend as a result of the Acquisition of Viterra. We intend to make capital expenditures in the range of $1.5 billion to $1.7 billion in 2026. Our priorities for 2026 are to maintain the cash generating capacity of our assets through non-discretionary projects, such as maintenance, safety and compliance, as well as discretionary investments in growth and productivity projects, focusing on our strategy to strengthen our oilseeds platform, increase participation in biofuels and plant-based proteins, and grow our value-added oils business. These discretionary and non-discretionary capital investments will also help us achieve certain of our environmental and sustainability related objectives. We intend to fund these capital expenditures primarily with cash flows from operations and cash on hand.

Off-Balance Sheet Arrangements
Guarantees and Indemnifications
Please refer to Note 20- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K for details concerning our off-balance sheet arrangements related to guarantees and indemnifications.

Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2026	2027 - 2028	2029 - 2030	2031 and thereafter
Short-term debt	$3,883	$3,883	$—	$—	$—
Long-term debt, including current portion(1)	10,412	1,378	4,128	1,517	3,389
Variable interest rate obligations	225	106	119	—	—
Interest obligations on fixed rate debt	1,488	299	467	359	363
Non-cancelable lease obligations(2)	1,992	568	642	295	487
Capital commitments	288	285	3	—	—
Freight supply agreements(3)	296	296	—	—	—
Inventory purchase commitments	333	329	3	1	—
Power supply purchase commitments	85	51	31	3	—
Other commitments and obligations(4)	800	343	259	100	98
Total contractual cash obligations(5)	$19,802	$7,538	$5,652	$2,275	$4,337
(1)Includes components of long-term debt attributable to unamortized premiums of $116 million and excludes components of long-term debt attributable to fair value hedge accounting of $128 million.
(2)Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $73 million due in future periods under non-cancelable subleases.
(3)Represents purchase commitments for voyage and time on ocean freight vessels and railroad freight lines for the purpose of transporting agricultural commodities. The ocean freight service agreements are short term contracts with a duration of less than a year. Ocean freight service agreements with terms in excess of one year are included in non-cancelable lease obligations. The railroad freight service agreements require a minimum monthly payment regardless of the actual level of freight services used. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of such freight services compared to the rates at which we have contracted them may affect margins on the sales of agricultural commodities.
(4)Represents other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
(5)Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2025, Bunge had uncertain income tax liabilities of $77 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14- Income Taxes to our consolidated financial statements.

Employee Benefit Plans
We expect to contribute $19 million to our defined benefit pension plans and $6 million to our postretirement benefit plans in 2026. In the fourth quarter of 2025, we settled the U.S. Pension Plan through a lump sum buyout and conversion of a previously acquired third-party insurance buy-in contract to a buy-out arrangement. In connection with the settlement, the Company realized a pre-tax settlement loss of $118 million within Other income - net on the consolidated statements of income, comprising a $6 million settlement of the related defined benefit plan obligations, as well as the reclassification of $124 million from Accumulated other comprehensive loss. See Note 18- Employee Benefit Plans for further information.

Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgments or estimates in their application that may significantly affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Foreign Currency Transactions and Translation of Foreign Currency Financial Statements
Our reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency. The determination of functional currency may require significant judgment to identify the currency of the primary economic environment in which a subsidiary operates. This may include an evaluation of a number of economic factors including cash flow, sales price, sales market, expense, and financing indicators, as well as the extent of the subsidiary’s intra-entity transactions. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
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
Inventories and Commodity Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange-traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs (see Note 5- Inventories to our consolidated financial statements for RMI balances as of December 31, 2025). We estimate the fair values of commodity inventories and forward purchase and sale contracts on these inventories based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or over-the-counter ("OTC") markets with appropriate adjustments for differences in local markets where our inventories are located. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically-settled forward purchase and sale contracts relate to certain management estimates regarding transportation costs and other local market or location-related adjustments, primarily freight-related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums, and discounts in our contracts. Counterparty credit and performance risk on forward commodity purchase and sale contracts is included in the determination of fair value. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period. However, based on historical experience with our suppliers and customers, our own credit risk, and knowledge of current market conditions, we do not view non-performance risk to be a significant input to fair value for the majority of our forward commodity purchase and sale contracts.
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

Derivatives - Designated Hedging Activities
We manage currency risk on certain forecasted purchases, sales and selling, general and administrative expenses with currency forwards designated as cash flow hedges and we utilize cross-currency swaps to manage currency risk on foreign currency-denominated debt. Assuming normal market conditions, the change in the market value of such derivative instruments has historically been, and is expected to continue to be, highly effective at offsetting changes in the cash flows of the hedged item attributable to changes in currency exchange rates. Gains and losses arising from open and closed hedging transactions are deferred in Accumulated other comprehensive loss, net of applicable income taxes, and recognized as a component of earnings in the consolidated statement of income in the same caption as the hedged items when the hedged item is recognized in earnings. If it is determined that the derivative hedging instruments are no longer effective at offsetting changes in the cash flows of the hedged item attributable to changes in currency exchange rates, then the changes in the market value of the derivative instrument would be recorded immediately in the consolidated statements of income in the same caption as the hedged items. See Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements for further details and impacts of cash flow hedges on the consolidated financial statements.
Business Combinations
We account for business combinations under the acquisition method of accounting, which requires consideration transferred to be allocated to the assets acquired and liabilities assumed at their respective fair value at the date of the acquisition. The excess of the consideration transferred over the fair value of the identifiable assets acquired and the liabilities assumed is recorded as goodwill.
We use various valuation methods to estimate the acquisition date fair value depending on the nature of the underlying asset or liability, including the income approach, market approach, and cost approach. For example, to determine the fair value of Property, plant, and equipment acquired as part of the Viterra Acquisition, we primarily utilized the cost approach, including replacement cost and trended cost methodologies.
Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, including market participants, projected growth rates, replacement cost, the amounts and timing of future cash flows, the discount rates applied to the cash flows, and the determination of useful life of an asset. For significant acquisitions, including the Viterra Acquisition in the current year, we engage third-party valuation specialists to assist in estimating the fair value of certain assets acquired and liabilities assumed.
During the measurement period, which is up to one year from the acquisition date, adjustments may be made to the preliminary amounts recorded at the acquisition date, with the corresponding offset recorded to goodwill. Measurement period adjustments will be recorded in the period determined, as if it had been completed at the acquisition date. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings. As of December 31, 2025, the measurement period is ongoing for the Viterra Acquisition. See Note 2- Acquisitions and Dispositions to our consolidated financial statements for further information on current year acquisitions.
Goodwill
Goodwill represents the excess consideration over the fair value assigned to identifiable assets and liabilities, including intangible assets, of a business acquired. Our goodwill balance is not amortized to expense. Instead, it is tested for impairment at least annually. We generally perform our annual impairment analysis during the fourth quarter, from an income approach using a discounted cash flow ("DCF") method and/or a market approach using a guideline public companies ("GPC") method. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) determine our reporting units; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units; (4) estimate the fair value of each reporting unit using a discounted cash flow model and/or a market multiples model based on guideline public companies; (5) compare the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, we recognize an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units, and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analysis, we make estimates and significant judgments about the future cash flows of that reporting unit aligned with management’s strategic business plans. We believe the assumptions and estimates used are appropriate based on the information currently available to management. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, gross profit, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment. Critical estimates in the determination of fair value under the market approach include, but are not limited to, determination of the guideline public companies and selection of the market multiples. Changes in judgment related to these assumptions and estimates could result in goodwill impairment charges.
In connection with the Acquisition of Viterra, the Company updated its segment reporting to align with its new value chain operational structure, resulting in changes to our reporting units. The results of our annual impairment assessment, performed on October 1, 2025, indicated that the estimated fair values of each of our goodwill reporting units exceeded each of their carrying values by a substantial amount, with the exception of Grain Merchandising and Global Cotton, which exceeded their carrying values by approximately 9% and by approximately 15%, respectively. As of December 31, 2025, we had $593 million and $47 million of goodwill in our Grain Merchandising reporting unit and Global Cotton reporting unit, respectively. See Note 8- Goodwill, to our consolidated financial statements.
The Grain Merchandising and Global Cotton reporting units are both included within our Grain Merchandising and Milling reportable segment and include assets acquired and liabilities assumed as part of the Viterra Acquisition. The Viterra Acquisition was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the date of the transaction close. See Note 2- Acquisitions and Dispositions to our consolidated financial statements for further information. The close proximity of the Acquisition date to the 2025 goodwill impairment test contributed in part to the ratios of excess fair value over carrying value noted above.
Grain Merchandising: During the fourth quarter of 2025, we performed our annual impairment assessment of the Grain Merchandising reporting unit using both a DCF method and a GPC method, giving equal weight to each. We determined equal weight was appropriate as the DCF method captured the growth and gross profit expectations specific to the reporting unit; whereas the GPC method captured market-specific factors using a reasonably similar set of guideline public companies.
In addition to the impact of the Viterra Acquisition noted above, general market downturns and higher interest rates negatively impacted the fair value of the Grain Merchandising reporting unit. The fair value estimates for this reporting unit are sensitive to significant assumptions, including crop and related throughput volumes, gross profit, and discount rate.
Global Cotton: During the fourth quarter of 2025, we performed our annual impairment assessment of the Global Cotton reporting unit using a DCF method. We determined a full weighting of the DCF method was appropriate primarily driven by the lack of available guideline public companies from which to compare relevant market data. The fair value estimates for this reporting unit are sensitive to significant assumptions, including crop and related throughput volumes, gross profit, and discount rate.
While management believes its estimates of fair value for all reporting units are reasonable, actual financial results may vary due to the inherent uncertainty in such estimations. Changes in future estimates or performance could result in the carrying value of a reporting unit exceeding its fair value.
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

Investments in Affiliates
We have investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. We review our investments annually or when events or circumstances indicate that a potential decline in value may be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and our intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. Critical estimates in the determination of the fair value include, but are not limited to, future expected cash flows, revenue growth, and discount rates. If we used different methods or factors to estimate fair value, the amount of recorded impairment and the carrying value of our investments could differ. Please refer to Note 10- Impairments and Note 11- Investments in Affiliates and Variable Interest Entities to our consolidated financial statements for further details.
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
Indemnifications
We have provided certain indemnifications in connection with our divestitures. In some instances, we have recorded indemnification liabilities upon inception measured at fair value in accordance with ASC 460, Guarantees and ASC 450, Contingencies. The estimates to determine the fair value prioritize observable inputs in accordance with ASC 820, Fair Value Measurement. Our estimation techniques often employ probability weighting, assigning probabilities to various outcomes and weighting the associated costs accordingly, based on consultations with internal experts. Changes in these assumptions and estimates could impact the recorded liability. For additional information on indemnifications, see Note 20- Commitments and Contingencies to our consolidated financial statements.
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the amount of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby decreasing income tax expense. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby increasing income tax expense. During 2025, we increased valuation allowances by $295 million, primarily attributable to purchase accounting recorded through goodwill, with a small portion related to current year operations offset by currency movement in certain jurisdictions.
The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2025, we had recorded uncertain tax positions of $77 million in our consolidated balance sheet. For additional information on income taxes, please refer to Note 14- Income Taxes to our consolidated financial statements.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, as well as other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil and Europe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2025, the allowance for recoverable taxes was $46 million. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed, and canola) and related oil and meal derived from them, wheat, barley, shea nut, corn, sugar, and cotton. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors, including inflationary pressures, that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase and sale contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.
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

	Year Ended December 31, 2025		Year Ended December 31, 2024
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$1,307	$(131)	$762	$(76)
Lowest daily aggregated position value	$(611)	$(61)	$(407)	$(41)
Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, inflationary pressure, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately five years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2025, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated as analogous to equity for accounting purposes. As a result, foreign exchange gains and losses on these borrowings are excluded from the determination of Net income and recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $42 million and foreign exchange losses of $101 million for the year ended December 31, 2025 and 2024, respectively, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2025, was $14,104 million with a carrying value of $14,051 million.

A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at December 31, 2025, would result in a change of less than 1% in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $78 million in our interest expense on our variable rate debt at December 31, 2025. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to interest rates.
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

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-76 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
Management's Report on Internal Control over Financial Reporting
Bunge Global's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Bunge Global's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded the operations of Viterra from our assessment of internal control over financial reporting as of December 31, 2025 because we completed the acquisition of Viterra during the third quarter of our 2025 fiscal year. Viterra is a 100% owned subsidiary, whose total assets, excluding goodwill, and total net sales excluded from our assessment of internal control over financial reporting represent 33% and 22%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. This exclusion is in accordance with the guidelines established by the SEC.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company is in the process of integrating Viterra and as a result of these integration activities, certain controls have changed, and further changes are anticipated. Management expects the integration process to continue in phases over the next several years.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bunge Global SA

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bunge Global SA and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes and the schedule listed in the Index at Item 15 as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Viterra Limited, which was acquired on July 2, 2025. Viterra is a 100% owned subsidiary, whose total assets, excluding goodwill, and total net sales excluded from our assessment of internal control over financial reporting represent 33% and 22%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Viterra Limited.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 19, 2026

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2026 Annual Meeting.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2026 Annual Meeting under the captions "Election of Directors," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Structure and Size," "Corporate Governance-Board Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Principles and Code of Conduct," "Insider Trading Policy" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Information About Our Executive Officers and Key Employees," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2026 Annual Meeting under the captions "Executive Compensation Highlights," "Director Compensation," "Human Resources and Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2026 Annual Meeting under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our long-term incentive plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2026 Annual Meeting under the captions "Corporate Governance-Board Independence," "Certain Relationships and Related Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2026 Annual Meeting under the caption "Appointment of Independent Auditor for U.S. Securities Law Reporting and Reelection of Statutory Auditor for Swiss Law Purposes" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
See "Index to Exhibits" set forth below.

Exhibit Number		Description
2.1	+++	Business Combination Agreement, dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited and the Sellers as defined and listed therein (incorporated by reference from Bunge Limited’s Form 8-K filed on June 15, 2023)
2.2		Agreement and Plan of Merger, dated as of October 31, 2023, by and among Bunge Limited, Horizon Merger Company Limited and Bunge Global S.A. (incorporated by reference from Bunge Limited’s Form 8-K filed November 1, 2023)
2.3	+++	Amendment, dated April 10, 2024, to the Business Combination Agreement dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited and the Sellers as defined and listed therein (incorporated by reference from the Registrant's Form 10-Q filed on April 24, 2024)
2.4		Amendment, dated June 13, 2025, to the Business Combination Agreement dated as of June 13, 2023, by and between Bunge Global SA and each of Glencore, CPPIB and BCI (incorporated by reference from the Registrant’s Form 8-K filed on June 13, 2025)
3.1		Articles of Association of Bunge Global SA, as amended, effective December 16, 2025 (incorporated by reference from the Registrant’s Form 8-K filed on December 19, 2025)
3.2		Organizational Regulations, dated as of October 31, 2023 (incorporated by reference from the Registrant’s Form 8-K12G3 filed on November 1, 2023)
4.1		The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.2	*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3		Form of Glencore Shareholder’s Agreement by and between Bunge Global SA and Danelo Limited (incorporated by reference from Appendix E to Bunge Limited’s Definitive Proxy Statement filed on August 7, 2023)
4.4		Form of CPP Investments Shareholder’s Agreement by and between Bunge Global SA and CPPIB Monroe Canada, Inc. (incorporated by reference from Appendix F to Bunge Limited’s Definitive Proxy Statement filed on August 7, 2023)
4.5		Registration Rights Agreement, dated as of July 8, 2025, by and between Bunge Limited Finance Corp., as Issuer, and BofA Securities, Inc., J.P. Morgan Securities LLC, and SMBC Nikko Securities America, Inc., as Dealer Managers (incorporated by reference from the Registrant’s Form 8-K filed on July 8, 2025)
10.1
Sixth Amended and Restated Pooling Agreement, dated as of August 31, 2020, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference from Bunge Limited's Form 10-K filed on February 19, 2021)

Exhibit Number		Description
10.2		Twenty-Eighth Amendment to Receivables Transfer Agreement, dated March 31, 2025, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 10-Q filed on May 7, 2025)
10.3	*	Twenty-Ninth Amendment to Receivables Transfer Agreement, dated December 5, 2025, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Global SA, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto
10.4	+++	Eighth Amended and Restated Receivables Transfer Agreement, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, Bunge Global SA, as Performance Undertaking Provider, and the persons from time to time party thereto as Conduit Purchasers, Committed Purchasers and Purchaser Agents (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)
10.5		Unadjusted Applicable Margin Letter, dated December 18, 2023, among Bunge Securitization B.V., as Seller, Bunge Global SA, as Performance Undertaking Provider, Coöperatieve Rabobank U.A., as Administrative Agent and a Purchaser Agent, and the Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 20, 2023)
10.6		Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.7		Second Amendment to the Servicing Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)
10.8		Third Amendment to the Servicing Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 19, 2021)
10.9		Amended and Restated Performance and Indemnity Agreement, dated June 21, 2023, by and among Bunge Limited and Bunge Global SA, as Performance Undertaking Provider and Coöperatieve Rabobank U.A., as Administrative Agent to the Receivables Transfer Agreement dated June 1, 2011, as amended (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
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

Exhibit Number		Description
10.12	++	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)
10.13		First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)
10.14		Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.15	++	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 9, 2011)
10.16		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from Bunge Limited’s Form 10-Q filed on August 1, 2012)
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

10.19		Amended and Restated Credit Agreement, dated as of October 3, 2025, by and among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Arranger, and the several lenders from time to time parties thereto (incorporated from the Registrant's Form 8-K filed on October 8, 2025)
10.20		Amended and Restated Guaranty, dated as of October 3, 2025, by Bunge Limited and Bunge Global SA, as Guarantor, to CoBank, ACB, as Administrative Agent under the Credit Agreement incorporated by reference to Exhibit 10.19 (incorporated by reference from the Registrant’s Form 8-K on October 8, 2025)
10.21	+++	Second Amendment Agreement to Facility Agreement, dated as of June 21, 2023, by and among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, BNP Paribas, as Sustainability Co-ordinator, Natixis, as Lead Sustainability Co-ordinator, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.22		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Administrative Agent to the Facility Agreement incorporated as Exhibit 10.21 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.23		Second Amendment to Term Loan Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.24		Second Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Administrative Agent under the Term Loan Agreement incorporated as Exhibit 10.23 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)

Exhibit Number		Description
10.25		First Amended and Restated Term Loan Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, Bank of America, N.A., BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., PNC Bank, National Association, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, Truist Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and the several lenders from time to time parties thereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.26		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent to the First Amended and Restated Term Loan Agreement incorporated as Exhibit 10.25 hereto (incorporated by reference from Bunge Limited’s Form 8-K filed on June 26, 2023)
10.27		Term Loan Agreement, dated as of June 30, 2025, by and among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on June 30, 2025)
10.28		Guaranty, dated as of June 30, 2025, by Bunge Global SA, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Administrative Agent to the Term Loan Agreement incorporated as Exhibit 10.29 hereto (incorporated by reference from the Registrant’s Form 8-K filed on June 30, 2025)
10.29		Revolving Credit Agreement, dated as of October 3, 2025, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Bank of America, N.A., Bank of Montreal, BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Crédit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Mizuho Bank, Ltd., Natixis, New York Branch and Wells Fargo Bank, N.A., as Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on October 8, 2025)
10.30		Guaranty, dated as of October 3, 2025, by Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the Revolving Credit Agreement incorporated as Exhibit 10.29 hereto (incorporated by reference from the Registrant’s Form 8-K filed on October 8, 2025)
10.31		Facility Agreement, dated as of October 3, 2025, by and among Bunge Finance Europe B.V., as Borrower, Sumitomo Mitsui Banking Corporation, Crédit Agricole Corporate and Investment Bank, Coöperatieve Rabobank U.A. and J.P. Morgan Securities Plc as Arrangers, and Crédit Agricole Corporate and Investment Bank, as Agent, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on October 8, 2025)
10.32		Guaranty, dated as of October 3, 2025, by Bunge Global SA, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Agent under the Facility Agreement incorporated as Exhibit 10.31 hereto (incorporated by reference from the Registrant’s Form 8-K filed on October 8, 2025)
10.33		Revolving Credit Agreement, dated as of October 3, 2025, by and among Bunge Limited Finance Corp., as Borrower, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Sumitomo Mitsui Banking Corporation and Crédit Agricole Corporate and Investment Bank, as Syndication Agents, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Bank of Montreal, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc., ING Bank N.V., Mizuho Bank, Ltd., Natixis, New York Branch and Wells Fargo Bank, N.A., as Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on October 8, 2025)
10.34		Guaranty, dated as of October 3, 2025, by Bunge Global SA, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent under the Revolving Credit Agreement incorporated as Exhibit 10.33 hereto (incorporated by reference from the Registrant’s Form 8-K filed on October 8, 2025)
10.35		Form of Registration Rights Agreement by and among Bunge Global SA, Danelo Limited, CPPIB Monroe Canada, Inc. and British Columbia Investment Management Corporation (incorporated by reference from Appendix G to Bunge Limited’s Definitive Proxy Statement filed on August 7, 2023)
10.36		Form of BCI Lock-up Agreement by and between Bunge Global SA and British Columbia Investment Management Corporation (incorporated by reference from Appendix H to Bunge Limited’s Definitive Proxy Statement filed on August 7, 2023)
10.37	+	Bunge 2009 Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant's Form 8-K12G3 filed on November 1, 2023)
10.38	+	Form of Nonqualified Stock Option Award Agreement under the Bunge 2009 Equity Incentive Plan (incorporated by reference from Bunge Limited’s Form 10-K filed on March 1, 2011)
10.39	+	Bunge 2016 Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant’s Form 8-K12G3 filed on November 1, 2023)

Exhibit Number		Description
10.40	+	Form of Global Stock Option Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from Bunge Limited’s Form 10-K filed on February 28, 2017)
10.41	+	Form of Global Restricted Stock Unit Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.42	+	Form of Global Performance Unit Agreement under the Bunge 2016 Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.43	+	Bunge 2024 Long-Term Incentive Plan (incorporated by reference from the Registrant’s Form 8-K filed on May 16, 2024)
10.44	+	Form of Global Restricted Stock Unit Agreement under the Bunge 2024 Long-Term Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed on February 20, 2025)
10.45	+	Form of Global Performance Unit Agreement under the Bunge 2024 Long-Term Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed on February 20, 2025)
10.46	+	Bunge 2017 Non-Employee Directors Equity Incentive Plan, as amended and restated (incorporated by reference from the Registrant’s Form 8-K12G3 filed on November 1, 2023)
10.47	+	Form of Restricted Stock Unit Award Agreement under the Bunge 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.48	+	Bunge Excess Benefit Plan effective January 1, 2009, and amendments thereto through January 1, 2023 (frozen plan as of December 31, 2022) (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.49	+	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2023) (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.50	+	Bunge Supplemental Excess Contribution Plan effective January 1, 2018, and amendment thereto through January 1, 2020 (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.51	+	Bunge Employee Deferred Compensation Plan effective January 1, 2008, and amendment thereto through November 1, 2023 (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.52	*+	Bunge Annual Incentive Plan effective January 1, 2023, as amended effective January 1, 2026
10.53	+	Bunge Executive Severance Plan (incorporated by reference from Bunge Limited’s Form 10-Q filed on July 27, 2022)
10.54	+	Executive Employment Agreement, dated as of December 20, 2023, between Bunge Management Services, Inc. and Gregory A. Heckman (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
10.55	+	Executive Employment Agreement, dated as of December 20, 2023, between Bunge Management Services, Inc. and John W. Neppl (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
19.1		Insider Trading Policy
21.1	*	Subsidiaries of the Registrant
22.1	*	Subsidiary Issuers of Guaranteed Securities
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Global SA's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Global SA's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	**	Certification of Bunge Global SA's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	**	Certification of Bunge Global SA's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
97.1		Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference from the Registrant’s Form 10-K filed on February 22, 2024)
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number		Description
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

Subsidiary Issuers of Guaranteed Securities

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+++	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

BUNGE GLOBAL SA
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2023
Allowances for doubtful accounts(a)	$136	71	3		(74)	(c)	$136
Allowances for secured advances to suppliers(a)	$43	9	3		(16)		$39
Allowances for recoverable taxes(a)	$36	14	2		(17)		$35
Income tax valuation allowances	$269	391	2		(72)		$590
FOR THE YEAR ENDED DECEMBER 31, 2024
Allowances for doubtful accounts(a)	$136	51	(11)		(63)	(c)	$113
Allowances for secured advances to suppliers(a)	$39	5	(8)		(4)		$32
Allowances for recoverable taxes(a)	$35	6	(7)		(9)		$25
Income tax valuation allowances	$590	41	(16)		(20)		$595
FOR THE YEAR ENDED DECEMBER 31, 2025
Allowances for doubtful accounts(a)	$113	74	96	(d)	(86)	(c)	$197
Allowances for secured advances to suppliers(a)	$32	26	3		(10)		$51
Allowances for recoverable taxes(a)	$25	18	6		(20)		$29
Income tax valuation allowances	$595	71	367	(e)	(143)		$890

(a)Includes allowances for current and non-current portion.

(b)Consists primarily of foreign currency translation adjustments.

(c)Includes write-offs of uncollectible accounts and recoveries.

(d)Includes purchased credit deteriorated receivables from the Viterra Acquisition of $93 million.

(e)Includes allowances of $284 million recognized upon the Viterra Acquisition.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bunge Global SA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bunge Global SA and subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity and redeemable noncontrolling interests, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
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

Goodwill – Grain Merchandising Reporting Unit – Refer to Notes 1 and 8 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s determination of the estimated fair value of the Grain Merchandising Reporting Unit (“Grain Merchandising”) is based on both a discounted cash flow ("DCF") method from the income approach and a guideline public companies method ("GPC") from the market approach, giving equal weight to each. The determination of the estimated fair value of Grain Merchandising using income approach and the market approach requires management to make estimates and significant judgments about the future cash flows of that reporting unit aligned with management’s strategic business plans. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The total goodwill balance was $3,141 million as of December 31, 2025, of which $593 million was allocated to Grain Merchandising. The fair value of Grain Merchandising exceeded its carrying value by 9% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Grain Merchandising as a critical audit matter because of the significant judgments made by management during their annual impairment analysis to estimate the fair value of Grain Merchandising and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to Gross Profit and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Gross Profit and the discount rate used by management to estimate the fair value of Grain Merchandising included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s estimates and assumptions related to Gross Profit and the discount rate.
•We evaluated the reasonableness of management’s Gross Profit forecasts by comparing the forecasts to:
–Historical Gross Profit.
–Internal communications.
–Forecasted information included in industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2025 annual measurement date to December 31, 2025.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount rate by:
–Testing the source information underlying the determination of the discount rate and mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 19, 2026
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$70,329	$53,108	$59,540
Cost of goods sold	(66,920)	(49,715)	(54,695)
Gross profit	3,409	3,393	4,845
Selling, general and administrative expenses	(2,113)	(1,776)	(1,715)
Interest income	202	163	148
Interest expense	(628)	(471)	(516)
Foreign exchange (losses) gains — net	(51)	(189)	20
Other income — net	289	442	129
Income (loss) from affiliates	26	(38)	140
Income from continuing operations before income tax	1,134	1,524	3,051
Income tax expense	(288)	(336)	(714)
Income from continuing operations	846	1,188	2,337
Loss from discontinued operations, net of tax	(3)	—	—
Net income	843	1,188	2,337
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(27)	(51)	(94)
Net income attributable to Bunge shareholders (Note 23)	$816	$1,137	$2,243

Earnings per share—basic (Note 23)
Net income from continuing operations	$4.97	$8.09	$15.07
Net loss from discontinued operations	(0.02)	—	—
Net income attributable to Bunge shareholders - basic	$4.95	$8.09	$15.07

Earnings per share—diluted (Note 23)
Net income from continuing operations	$4.93	$7.99	$14.87
Net loss from discontinued operations	(0.02)	—	—
Net income attributable to Bunge shareholders - diluted	$4.91	$7.99	$14.87
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$843	$1,188	$2,337
Other comprehensive income (loss):
Foreign exchange translation adjustment	619	(929)	341
Unrealized (losses) gains on designated hedges, net of tax (expense) benefit of $(3), $5, and $(3)	(111)	127	(99)
Pension adjustment, net of tax benefit of $2, $4, and $3	(1)	(24)	(18)
Reclassification of realized net losses to net income, net of tax (benefit) expense of $(30), $(2), and $3	98	146	99
Total other comprehensive income (loss)	605	(680)	323
Total comprehensive income	1,448	508	2,660
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(65)	(19)	(100)
Total comprehensive income attributable to Bunge	$1,383	$489	$2,560

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,135	$3,311
Time deposits under trade structured finance program (Note 3)	208	—
Trade accounts receivable (less allowances of $156 and $89) (Note 4)	3,870	2,148
Inventories (Note 5)	13,198	6,491
Assets held for sale (Note 2)	191	8
Other current assets (Note 6)	5,789	4,000
Total current assets	24,391	15,958
Property, plant and equipment, net (Note 7)	11,678	5,254
Operating lease assets (Note 25)	1,686	932
Goodwill (Note 8)	3,141	453
Other intangible assets, net (Note 9)	309	321
Investments in affiliates (Note 11)	1,495	779
Deferred income taxes (Note 14)	890	645
Other non-current assets (Note 12)	938	557
Total assets	$44,528	$24,899
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 17)	$3,883	$875
Current portion of long-term debt (Note 17)	1,337	669
Letter of credit obligations under trade structured finance program (Note 3)	208	—
Trade accounts payable (includes $559 and $388 carried at fair value)	4,881	2,777
Current operating lease obligations (Note 25)	499	286
Liabilities held for sale (Note 2)	61	10
Other current liabilities (Note 13)	4,258	2,818
Total current liabilities	15,127	7,435
Long-term debt (Note 17)	8,831	4,694
Deferred income taxes (Note 14)	988	379
Non-current operating lease obligations (Note 25)	1,097	595
Other non-current liabilities (Note 21)	1,063	847
Redeemable noncontrolling interests	53	4
Equity (Note 22):
Registered shares, par value $0.01; authorized not issued—33,632,445 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2025 - 193,408,656 shares, 2024 - 133,964,235 shares	2	1
Additional paid-in capital	9,841	5,325
Retained earnings	13,152	12,838
Accumulated other comprehensive loss (Note 22)	(6,084)	(6,702)
Treasury shares, at cost; 2025—15,103,107 shares and 2024—21,318,307 shares	(1,007)	(1,549)
Total Bunge shareholders' equity	15,904	9,913
Noncontrolling interests	1,465	1,032
Total equity	17,369	10,945
Total liabilities, redeemable noncontrolling interest and equity	$44,528	$24,899
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$843	$1,188	$2,337
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	53	41	104
Foreign exchange (gain) loss on debt	(216)	174	(281)
Depreciation, depletion and amortization	703	468	451
Share-based compensation expense	73	65	69
Deferred income tax benefit	(62)	(10)	(1)
Gain on sale of investments and property, plant and equipment	(160)	(205)	(4)
Results from affiliates	(26)	19	(157)
Other, net	138	65	117
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(469)	169	256
Inventories	(700)	96	1,518
Secured advances to suppliers	22	207	(121)
Trade accounts payable and accrued liabilities	153	(538)	(939)
Advances on sales	(58)	51	(140)
Net unrealized (gains) losses on derivative contracts	395	262	(366)
Margin deposits	(79)	36	173
Recoverable and income taxes, net	(11)	(242)	202
Marketable securities	15	(36)	23
Other, net	230	90	67
Cash provided by operating activities	844	1,900	3,308
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,723)	(1,376)	(1,122)
Acquisitions of businesses (net of cash acquired)	(4,201)	—	—
Proceeds from investments	2,753	887	49
Payments for investments	(2,995)	(1,285)	(69)
Settlements of net investment hedges	(85)	71	(64)
Proceeds from beneficial interest in securitized trade receivables	—	—	87
Proceeds from disposal of business and property, plant and equipment	953	8	170
Proceeds from sale of investments in affiliates	100	728	—
Payments for investments in affiliates	(72)	(61)	(136)
Other, net	43	(86)	76
Cash used for investing activities	(5,227)	(1,114)	(1,009)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	1,094	137	138
Proceeds from short-term debt with maturities greater than three months	2,096	1,064	1,247
Repayments of short-term debt with maturities greater than three months	(1,327)	(1,077)	(987)
Proceeds from long-term debt	3,602	2,045	1,008
Repayments of long-term debt	(2,370)	(753)	(1,176)
Debt issuance costs	(29)	(24)	(30)
Repurchases of registered or common shares	(551)	(1,100)	(600)
Dividends paid to registered, common or preference shareholders	(459)	(378)	(383)
Capital contributions (return of capital) from noncontrolling interests, net	30	53	56
Sale of noncontrolling interest	206	—	—
Acquisition of redeemable noncontrolling interest and noncontrolling interest	(18)	—	—
Settlement of cross currency swap	—	—	(79)
Other, net	(45)	(57)	(50)
Cash provided by (used for) used for financing activities	2,229	(90)	(856)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(8)	9	28
Net (decrease) increase in cash and cash equivalents, and restricted cash	(2,162)	705	1,471
Cash and cash equivalents, and restricted cash - beginning of period	3,328	2,623	1,152
Cash and cash equivalents, and restricted cash - end of period	$1,166	$3,328	$2,623
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income	3	—	—	—	—	—	816	—	24	840
Other comprehensive income	4	—	—	—	—	—	—	567	34	601
Redemption value adjustment	(4)	—	—	—	—	—	4	—	—	4
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(502)	—	—	(502)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(9)	(9)
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Capital contribution from noncontrolling interest	—	—	—	—	—	(2)	—	—	32	30
Acquisition of noncontrolling interest (Note 11)	—	—	—	—	—	4	—	—	(89)	(85)
Acquisition of a business (Note 2)	—	65,611,831	1	—	—	5,339	—	—	441	5,781
Share-based compensation expense and conversions	—	—	—	—	—	86	—	—	—	86
Cancellation of treasury shares	—	—	—	(12,382,610)	1,045	(1,045)	—	—	—	—
Repurchase of registered shares	—	(6,749,341)	—	6,749,341	(551)	—	—	—	—	(551)
Issuance of registered shares, including stock dividends	—	581,931	—	(581,931)	48	(55)	(4)	—	—	(11)
Balance, December 31, 2025	$53	193,408,656	$2	15,103,107	$(1,007)	$9,841	$13,152	$(6,084)	$1,465	$17,369

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2024	$1	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
Net (loss) income	(1)	—	—	—	—	—	1,137	—	52	1,189
Other comprehensive loss	—	—	—	—	—	—	—	(648)	(32)	(680)
Redemption value adjustment	2	—	—	—	—	—	(2)	—	—	(2)
Dividends on registered shares, $2.72 per share	—	—	—	—	—	—	(373)	—	—	(373)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution from noncontrolling interest	2	—	—	—	—	(2)	—	—	53	51
Share-based compensation expense	—	—	—	—	—	65	—	—	—	65
Cancellation of treasury shares	—	—	—	(6,146,930)	572	(572)	—	—	—	—
Repurchase of registered shares	—	(12,150,763)	—	12,150,763	(1,100)	—	—	—	—	(1,100)
Issuance of registered shares, including stock dividends	—	795,330	—	(795,330)	52	(66)	(1)	—	—	(15)
Balance, December 31, 2024	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945

		Common Shares		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	149,907,932	$1	—	$—	18,835,812	$(1,320)	$6,692	$10,222	$(6,371)	$732	$9,956
Net (loss) income	(1)	—	—	—	—	—	—	—	2,243	—	95	2,338
Other comprehensive income	—	—	—	—	—	—	—	—	—	317	6	323
Redemption value adjustment	(2)	—	—	—	—	—	—	—	2	—	—	2
Dividends on common shares, $2.6125 per share	—	—	—	—	—	—	—	—	(386)	—	—	(386)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	56	56
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	—	—	69	—	—	—	69
Cancellation of common shares and issuance of registered shares	—	(145,287,978)	(1)	145,287,978	1	—	—	—	—	—	—	—
Cancellation of treasury shares	—	—	—	—	—	(8,102,179)	845	(845)	—	—	—	—
Repurchase of common shares	—	(5,407,861)	—	—	—	5,407,861	(600)	—	—	—	—	(600)
Issuance of registered or common shares, including stock dividends	—	787,907	—	31,690	—	(31,690)	2	(16)	(4)	—	—	(18)
Balance, December 31, 2023	$1	—	$—	145,319,668	$1	16,109,804	$(1,073)	$5,900	$12,077	$(6,054)	$963	$11,814
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Bunge Global SA, a Swiss company, together with its consolidated subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary, through which its businesses are conducted (collectively "Bunge" or the "Company"), is a leading global agribusiness and food company. Bunge's registered shares trade on the New York Stock Exchange under the ticker symbol "BG".
On July 2, 2025, Bunge completed its previously announced acquisition ("Acquisition") of Viterra Limited ("Viterra"). See Note 2- Acquisitions and Dispositions for further details. The consolidated statement of income includes results attributable to Viterra from the date of the Acquisition to December 31, 2025.
Effective in the third quarter of 2025, the Company changed its segment reporting to align with its new value chain operational structure as a result of the Viterra Acquisition. Further, effective January 1, 2025, Bunge's Sugar and Bioenergy reporting segment has been reclassified to Corporate and Other. See Note 26- Segment Information for further details. Therefore, Bunge now operates in four reportable segments: Soybean Processing and Refining, Softseed Processing and Refining, Other Oilseeds Processing and Refining, and Grain Merchandising and Milling.
Corporate and Other, which is not a reportable segment, includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to the Company’s individual reporting segments because the operating performance of such reporting segments is evaluated by the Company's chief operating decision maker ("CODM") exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities. It also includes historical results of Bunge's previously recognized Sugar and Bioenergy segment as discussed above.
Soybean Processing and Refining —Bunge's Soybean Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of soybeans and soybean related products, as well as biodiesel and fertilizer production and distribution. Bunge's soybean processing and refining operations and assets have a global footprint, primarily located in South America, North America, and Europe.

Softseed Processing and Refining —Bunge's Softseed Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of softseeds (canola/rapeseed and sunflower seed) and softseed related products, as well as biodiesel production and distribution. Bunge's softseed processing and refining operations and assets have a global footprint, primarily located in Europe and North America.

Other Oilseeds Processing and Refining —Bunge's Other Oilseeds Processing and Refining segment is a globally integrated business principally involved in products of a specialty nature, including the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of these related products. Bunge's other oilseeds processing and refining operations and assets are located throughout the world.

Grain Merchandising and Milling —Bunge's Grain Merchandising and Milling segment involves the purchase, storage, transportation, distribution, and marketing of certain commodities primarily consisting of corn, wheat, barley, cotton, pulses, and sugar; activities also include the milling of wheat and sugar; and related services including ocean freight and financial services. The operations and assets of our Grain Merchandising and Milling segment are located throughout the world; milling operations and assets are primarily located in South America. Further, during the second quarter of 2025, Bunge completed the sale of its corn milling business in North America. See Note 2- Acquisitions and Dispositions for additional information on the completed sale of Bunge's North American corn milling activities.
Argentina
Bunge has significant operating subsidiaries in Argentina and in prior years, Argentina experienced hyperinflation, high fiscal deficit and negative Gross Domestic Product ("GDP") growth. Throughout 2023, Argentina’s government published multiple Emergency Decrees, certain of which introduced preferential U.S. dollar to Argentine peso foreign exchange rates (collectively referred to as the "Export Programs"). Preferential exchange rates under the Export Programs were available exclusively during specific periods of time to be used on qualifying Argentine peso denominated purchases of certain commodities and payment of export duties. The Export Programs were aimed at boosting farmer selling and in turn commodity exports generating an influx of foreign currency. During the periods covered by the Export Programs, qualifying commodity prices in Argentine pesos were directly impacted by the preferential rates. Transactions related to these Export Programs were

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accounted for at the preferential rate. There were no transactions accounted for utilizing a preferential rate for the years ended December 31, 2025 and 2024.
Ukraine-Russia War
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Bunge’s Ukrainian operations at December 31, 2025 comprise four oilseed crushing facilities, located in Mykolaiv, Dnipropetrovsk, Kharkiv, and Vinnytsia, two export terminals in the Mykolaiv commercial seaport, and numerous grain elevators and offices throughout Ukraine. The Company also operates a corn milling facility and a grain export terminal in Ukraine via joint ventures. See Note 2- Acquisitions and Dispositions for further information on Bunge's 2025 acquisition of an oilseed crush facility from Varthomio ("ViOil") in western Ukraine.
As of December 31, 2025, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise less than 2% of Bunge’s consolidated Total assets and Total liabilities, respectively.
In the year ended December 31, 2024, the Company recognized insurance recoveries related to the war of $58 million which were recorded in Cost of goods sold in the consolidated statements of income. The recoveries included $52 million attributable to business interruption and $6 million attributable to property damage. In the first quarter of 2025, the Company collected the insurance recoveries attributable to business interruption. The scope, intensity, duration, and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian operations.
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
Discontinued Operations— Pursuant to conditions set by the European Commission for regulatory approval of the Viterra Acquisition, the Company agreed to sell Viterra’s business in Hungary, as well as part of Viterra's business in Poland ("EU Oilseeds Divestment"). The EU Oilseeds Divestment subsequently closed on September 1, 2025 and the results of these operations are reported as discontinued operations during Bunge's period of ownership in accordance with ASC 205 - Presentation of Financial Statements.
In determining whether a disposal group should be presented as discontinued operations, Bunge makes a determination of whether such a group being disposed of comprises a component of the entity, or a group of components of the entity, that represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. Alternatively, if operations meet the criteria for held for sale on the acquisition date of acquiring the assets, the operations related to those acquired assets are immediately accounted for as a discontinued operation and not subject to the strategic shift evaluation. If these determinations are made affirmatively, the results of operations of the group being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the consolidated financial statements.
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary and, as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not have a controlling financial interest are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for at cost, or fair value if readily determinable. Intercompany accounts and transactions are eliminated. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest, defined as (a) the power to direct the activities of a VIE that most significantly impact the economics of the VIE and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. The primary beneficiary analysis must be continually reassessed and requires the exercise of judgment. VIE assessments are revisited upon the occurrence of relevant reconsideration events.
Noncontrolling interests in subsidiaries related to Bunge's ownership interests of less than 100% are reported as Noncontrolling interests or Redeemable noncontrolling interests in the consolidated balance sheets. The noncontrolling ownership interests in Bunge's earnings, net of tax, is reported as Net income attributable to noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of income.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications—As highlighted above, effective in the third quarter of 2025, the Company changed its segment reporting to align with its new value chain operational structure as a result of the Viterra Acquisition. Further, effective January 1, 2025, Bunge's Sugar and Bioenergy reporting segment has been reclassified to Corporate and Other. Corresponding prior period amounts have been recast to conform to current period presentation. See Note 26- Segment Information for further details.
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
Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as Foreign exchange (losses) gains — net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in Bunge's consolidated balance sheets.
Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2025	2024	2023
Cash and cash equivalents	$1,135	$3,311	$2,602
Restricted cash included in Other current assets	31	17	21
Total	$1,166	$3,328	$2,623
Trade Accounts Receivable—Trade accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short-term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
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
Bunge follows accounting guidance on the disclosure of the credit quality of financing receivables and the allowance for credit losses, which requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Under this guidance, a class of receivables is considered impaired, based on current information and events, if Bunge determines it is probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the borrower defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, primarily including soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets, and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
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
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate exposure to market variables (see Note 16- Derivative Instruments and Hedging Activities). Additionally, commodity contracts relating to forward sales of commodities, including but not limited to soybeans, soybean meal and oil, corn, softseeds, softseed oil, and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
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
Recoverable Taxes—Recoverable taxes include value-added taxes paid upon the acquisition of raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes or other taxes owed by Bunge, primarily in South America and Europe. These recoverable tax payments are included in Other current assets or Other non-current assets based on their expected realization. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
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
Other Intangible Assets—Finite-lived intangible assets primarily include trademarks, customer relationships and lists, port facility usage rights, licenses, and patents that are amortized on a straight-line basis over their contractual or legal lives, or their estimated useful lives where such lives are not determined by law or contract (see Note 9- Other Intangible Assets).
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
Revenue from commodity contracts (ASC 815)—Revenue from commodity contracts primarily relates to forward sales of commodities including, but not limited to soybeans, soybean meal and oil, softseeds, softseed oil, corn, and wheat accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g., the price of soybeans), a notional amount (e.g., metric tons), no initial net investment, and can be net settled since the commodity is readily convertible to cash. Bunge generally does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts.
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
Revenue from contracts with customers (ASC 606)—Revenue from contracts with customers accounted for under ASC 606 is primarily generated through the sale of refined edible oil-based products such as packaged vegetable oils, shortenings, margarines, and mayonnaise; milled grain products such as wheat flours and bakery mixes; and fertilizer products. These sales are accounted for under ASC 606 as these sales arrangements do not meet the criteria to be considered derivatives under ASC 815. These revenues are measured based on consideration specified in a contract with a customer and exclude sales taxes, discounts related to promotional programs, and amounts collected on behalf of third parties. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when significant risks and rewards transfer to the customer. Sales terms provide for transfer of control of a product either at the time and point of shipment or at the time and point of delivery and acceptance of the product being sold. In contracts that do not specify the timing of transfer of legal title or transfer of significant risks and rewards of ownership, judgment is required in determining the timing of transfer of control. In such cases, the Company considers standard business practices and the relevant laws and regulations applicable to the transaction to determine when the significant risks and rewards of ownership are transferred.
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
Additionally, the Company recognizes revenue in the Grain Merchandising and Milling segment from ocean freight and port services over time, as the related services are performed. Performance obligations are typically completed within a fiscal quarter and any unearned revenue or accrued revenues are not material.

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
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $28 million, $30 million, and $35 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Regional social and economic development—Bunge receives tax credits from foreign state governments on the sale of eligible products. The program is valid through 2032 and contains recapture features if Bunge fails to meet program requirements, including job creation and production levels. For the years ended December 31, 2025, 2024, and 2023, Bunge recorded program tax credits of $146 million, $129 million and $176 million in Net sales in the consolidated statements of income, respectively. At December 31, 2025, and December 31, 2024, Bunge recognized a $13 million and $12 million reduction to Other current liabilities, respectively, in the consolidated balance sheets related to benefits not yet realized.
Clean energy—Bunge receives cash grants from a governmental agency from the sale of clean energy. The program is valid through 2032 and contains recapture features if the Company does not follow program production efficiency requirements. For the years ended December 31, 2025, 2024, and 2023, Bunge recorded program related cash grants of $14 million, $23 million and $24 million in Cost of goods sold in the consolidated statements of income, respectively. At both December 31, 2025, and 2024, Bunge recognized a $4 million increase to Trade accounts receivable in the consolidated balance sheets related to benefits not yet realized.
Recently Adopted Accounting Pronouncements
In the fourth quarter of 2025, the Company adopted Accounting Standards Update ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) ("ASU 2023-09"). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company adopted this guidance on a prospective basis. The adoption of this guidance resulted in expanded disclosures in Note 14- Income Taxes.
New Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) ("ASU 2025-10"), which provides specific authoritative guidance for recognition, measurement, and presentation of government grants. Either a modified prospective or retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, including interim periods within those annual reporting periods. Early adoption is permitted in both periods in which financial statements have not yet been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Pursuant to the terms of the Business Combination Agreement, Viterra shareholders received approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion as of July 2, 2025, and approximately $1.9 billion in cash, in return for 100% of the outstanding equity of Viterra. The cash consideration was financed through a combination of cash on hand and Bunge's existing debt instruments. See Note 17- Debt for further information.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
The Acquisition of Viterra is accounted for as a business combination using the acquisition method of accounting. Due to the timing of the Acquisition, the valuation of the assets acquired and liabilities assumed has not yet been finalized, and as a result, preliminary estimates have been recorded and are subject to change. Any necessary adjustments from Bunge's preliminary estimates will be finalized within one year from the date of the Acquisition completion. Measurement period adjustments will be recorded in the period determined, as if it had been completed at the Acquisition date. The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed as of the Acquisition date, as included in Bunge's consolidated balance sheet.

(US$ in millions)	July 2, 2025
Cash and cash equivalents	$1,143
Time deposits under trade structured finance program	481
Trade accounts receivable	1,306
Inventories	5,720
Assets held for sale	700
Other current assets	2,575
Property, plant and equipment	5,135
Operating lease assets	775
Other intangible assets (1)	24
Investments in affiliates	579
Deferred income taxes	189
Other non-current assets	256
Total assets acquired	18,883
Liabilities
Short-term debt	1,131
Current portion of long-term debt (2)	1,231
Letter of credit obligations under trade structured finance program	481
Trade accounts payable	1,520
Current operating lease obligations	248
Liabilities held for sale	227
Other current liabilities	2,061
Long-term debt (2)	2,206
Deferred income taxes	611
Non-current operating lease obligations	482
Other non-current liabilities	286
Net assets acquired	8,399
Less: Noncontrolling interests	(441)
Goodwill (3)	2,659
Fair value of consideration transferred	$10,617
(1)    Other intangible assets primarily consists of a trademark with a useful life of one year.
(2)    Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Viterra's aggregate principal of $1.95 billion notes and 1.2 billion Euro notes assumed in the Acquisition was $3.3 billion. The

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$97 million discount to par value will accrete to Interest expense over the remaining term of the notes. See Note 17- Debt for further information.
(3)    Goodwill was assigned to reportable segments as follows, $1,050 million to Softseed Processing and Refining, $812 million to Soybean Processing and Refining, and $797 million to Grain Merchandising and Milling. The goodwill is primarily attributable to expected synergies and the assembled workforce of Viterra. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized to earnings but instead will be reviewed at least annually for impairment. See Note 8- Goodwill for further information.
Viterra Results of Operations
The consolidated statement of income includes results attributable to Viterra from the date of Acquisition, July 2, 2025, to December 31, 2025. Net sales include $15.3 billion attributable to Viterra for the year ended December 31, 2025. Upon close of the Acquisition, the Company immediately began integrating Viterra into its ongoing operations which affects historical comparability of Viterra figures. As a result of the ongoing integration, it is impracticable for the Company to determine the effect on Net income attributable to Viterra.
Unaudited Supplemental Pro Forma Financial Information
The following table presents unaudited supplemental pro forma results of the combined organization as if Viterra was acquired on January 1, 2024:

	Year Ended December 31,
(US$ in millions)	2025	2024
Net sales	$89,507	$93,932
Income from continuing operations	838	1,399
Loss from discontinued operations	(3)	—
Net income	835	1,399
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
•Additional interest expense on the additional financing, including the issuance of senior notes, in connection with the Acquisition, as if such issuance occurred on January 1, 2024. See Note 17- Debt for further information.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
facility, and the Trawniki, Kętrzyn, Szamotuły, and Werbkowice storage facilities. On September 1, 2025, Bunge completed the EU Oilseeds Divestment, fully complying with the Commission commitments.
Upon closing, Bunge received preliminary cash proceeds of $483 million in consideration recorded as a cash inflow within Proceeds from disposal of business and property, plant and equipment on the consolidated statement of cash flows. The following table presents the disposal group's major classes of assets and liabilities at the closing date and includes the application of business combination accounting to the assets and liabilities assumed in the Acquisition of Viterra. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted.

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

Varthomio Share Purchase Agreement
In January 2024, Bunge and Varthomio entered into a share purchase agreement whereby Bunge acquired a 15% equity interest and a fixed price call option to acquire the remaining 85% equity interest in an oilseed crush operation in western Ukraine. On June 20, 2025, Bunge formally exercised the call option to acquire the remaining interest in ViOil; and early in the fourth quarter of 2025, the transaction closed in accordance with the terms of the agreement.
The following table summarizes the total purchase consideration to acquire the remaining 85% equity interest:

(US$ in millions)
Cash consideration	$48
Value of contingent and deferred consideration (1)	86
Total purchase consideration	$134
(1)    Represents the fair value of the contingent and deferred cash consideration as set forth in the share purchase agreement to be settled within one year from the date of the close of the transaction. Subsequent to the transaction close, the Company paid $38 million in the deferred consideration. As of December 31, 2025, contingent consideration recorded in Other current liabilities was $18 million and deferred consideration recorded in Short-term debt was $30 million on the consolidated balance sheet. The fair value of the contingent consideration at the date of the acquisition was determined utilizing a probability weighted discounted cash flow model and represents a non-cash investing activity.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The acquisition of ViOil is accounted for as business combination achieved in stages, using the step acquisition method of accounting, which requires remeasurement of Bunge's previously held equity interest as of the date of acquisition. Bunge remeasured the previously held equity interest based on the fair value of the consideration transferred, discounted to reflect the percentage of minority ownership previously held.
Purchase consideration totaling $155 million, inclusive of $21 million in fair value of the previously held equity interest, was allocated to the fair value of assets acquired and liabilities assumed as follows: $157 million to Property, plant and equipment, net, $25 million to Deferred income tax liabilities, $3 million to other net assets, and $20 million to Goodwill. All assets acquired and liabilities assumed were recorded in the Softseed Processing and Refining segment.
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
In April 2025, the definitive share purchase agreement between Bunge and CJ with respect to the acquisition of CJ Selecta was formally terminated. Bunge exercised its right to terminate the definitive share purchase agreement pursuant to the agreement's terms. Subsequently, CJ has also communicated its intent to terminate the agreement. The parties continue to discuss their rights and obligations under the agreement.
Espaçogrãos Grain Elevators
On November 30, 2023, Bunge entered into purchase and sale agreements with Espaçogrãos to acquire three grain elevators and related assets ("Silos") located in the Brazilian cities of Nova Mutum, Matupa and Alta Floresta. Bunge closed on the Nova Mutum Silo in the second quarter of 2024; and the Matupa and Alta Floresta Silos closed in the second quarter of 2025 in accordance with the terms of the agreement. Cash consideration for the asset acquisition of $92 million was allocated to Property, plant and equipment, net.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dispositions
North America Corn Milling Business Disposition
On April 8, 2025, Bunge entered into an agreement to sell substantially all of its corn milling business in North America to Grain Craft, LLC. On June 30, 2025, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $470 million in consideration recorded as a cash inflow within Proceeds from disposal of business and property, plant and equipment on the consolidated statement of cash flows. The transaction close resulted in a gain on sale of $155 million recognized in Other income - net.
The following table presents the disposal group's major classes of assets and liabilities at the closing date. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets and liabilities were reported within the Grain Merchandising and Milling segment.

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
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the consolidated balance sheet as of December 31, 2025. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $180 million and $3 million under the Other Oilseeds Processing and Refining segment and Corporate and Other, respectively. Liabilities held for sale comprise $58 million and $3 million under the Other Oilseeds Processing and Refining segment and Corporate and Other, respectively.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	December 31, 2025
Trade accounts receivable	$38
Inventories	34
Other current assets	8
Property, plant and equipment, net	87
Operating lease assets	2
Goodwill & Other intangible assets, net	12
Other non-current assets	2
Total assets held for sale	$183

Trade accounts payable and accrued liabilities	$46
Other current liabilities	2
Deferred income taxes	2
Other non-current liabilities	11
Total liabilities held for sale	$61
BP Bunge Bioenergia
On June 19, 2024, Bunge entered into a definitive share purchase agreement with BP Biofuels Brazil Investment Limited ("BP") to sell its 50% ownership share in BP Bunge Bioenergia. On October 1, 2024, the transaction closed in accordance with the terms of the share purchase agreement for a total net amount of $828 million in consideration inclusive of certain closing adjustments for the value of net working capital and net debt, among other items. As of December 31, 2024, $728 million in cash consideration had been received. Per the terms of the agreement, a $100 million deferred payment was received in early 2025 and recorded as a cash inflow within Proceeds from sale of investments in affiliates on the 2025 consolidated statement of cash flows.
In connection with the transaction, Bunge has agreed to indemnify BP against future losses associated with certain legal claims as defined in the share purchase agreement. As a consequence, Bunge recognized a liability of $95 million upon transaction close in accordance with ASC 460, Guarantees and ASC 450, Contingencies. See Note 20- Commitments and Contingencies for more information.
The disposal group included Investments in affiliates of $385 million and a $142 million release of Accumulated other comprehensive loss, among other items, reported under Corporate and Other. The transaction close resulted in a pretax gain on sale of $195 million, which was recorded within Other income - net, in the consolidated statement of income for the year ended December 31, 2024.
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge agreed to divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"). BISA operates three industrial facilities in the Iberian Peninsula. On March 4, 2025, the transaction closed in accordance with the terms of the definitive stock purchase agreement for a total net amount of approximately $206 million in cash and $80 million in deferred consideration. Following transaction close, Bunge retains a controlling financial interest in BISA and continues to consolidate the entity. Cash consideration received has been recorded as a financing cash inflow within Sale of redeemable noncontrolling interest in the consolidated statement of cash flows.
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
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group at the closing date. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets and liabilities included in the disposal group are reported under the Softseed Processing and Refining segment.

(US$ in millions)
Cash and cash equivalents	$19
Trade accounts receivable (less allowances of zero)	15
Inventories	33
Other current assets	14
Property, plant and equipment, net	24
Goodwill & Other intangible assets, net	10
Other non-current assets	8
Impairment reserve	(90)
Total assets	$33

Trade accounts payable and accrued liabilities	$3
Other current liabilities	16
Total liabilities	$19
3. TRADE STRUCTURED FINANCE PROGRAM
The Company engages in various trade structured finance activities to leverage the value of its global trade flows. For the years ended December 31, 2025, 2024, and 2023, net returns from these activities were $46 million, $58 million, and $36 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying consolidated statements of income.

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
As of December 31, 2025, and 2024, time deposits and LCs of $10,437 million and $6,914 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. Time deposits and LCs that do not meet the offsetting requirements under ASC 210-20 are reported on the consolidated balance sheet within Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The carrying amounts of these financial instruments approximate their fair values. At December 31, 2025, and 2024, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.56% and 5.22%, respectively.
As part of the trade structured finance activities, the LCs originated using the time deposits described above may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet and does not service the asset. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. During the years ended December 31, 2025, 2024, and 2023, total net proceeds from discounting of LCs were $10,107 million, $6,799 million, and $6,730 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The terms of the sale of the discounted LCs may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current assets, or Other current liabilities, including any unrealized gain or loss on changes in SOFR, is not significant as of December 31, 2025, and 2024. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's consolidated balance sheets as of December 31, 2025, and 2024 are included in Note 16- Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the years ended December 31, 2025, 2024, and 2023.
4. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable are as follows:

	Twelve Months Ended December 31, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	67	7	74
Purchased credit deteriorated receivables	80	13	93
Recoveries	(58)	(2)	(60)
Write-offs charged against the allowance	(23)	(3)	(26)
Foreign exchange translation differences	1	2	3
Allowance as of December 31, 2025	$156	$41	$197
(1)Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Twelve Months Ended December 31, 2024
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2024	$104	$32	$136
Current period provisions	50	1	51
Recoveries	(48)	(2)	(50)
Write-offs charged against the allowance	(11)	(2)	(13)
Foreign exchange translation differences	(6)	(5)	(11)
Allowance as of December 31, 2024	$89	$24	$113
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
The Program provides for funding of up to $1.5 billion and from time to time with the consent of the administrative agent, Bunge may request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $1 billion pursuant to an accordion provision under the Program. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on December 15, 2026, with a feature that permits Bunge to request 364-day extensions. The Program includes sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance relative to certain sustainability targets, including, but not limited to, science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.

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

	December 31,
(US$ in millions)	2025	2024
Receivables sold which were derecognized from Bunge's balance sheet	$1,174	$1,148
Receivables pledged to the administrative agent and included in Trade accounts receivable	$182	$123
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2025	2024	2023
Gross receivables sold	$13,313	$12,490	$11,669
Proceeds received in cash related to transfer of receivables	$13,265	$12,442	$11,615
Cash collections from customers on receivables previously sold	$13,287	$12,572	$11,539
Discounts related to gross receivables sold included in SG&A	$48	$48	$54
Non-cash activity for the Program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.
5. INVENTORIES
Inventories by reportable segment consist of the following:

	December 31,
(US$ in millions)	2025	2024
Soybean Processing and Refining	$5,378	$3,551
Softseed Processing and Refining	2,663	1,082
Other Oilseeds Processing and Refining	924	899
Grain Merchandising and Milling	4,233	959
Total	$13,198	$6,491
RMI by reportable segment consist of the following:

	December 31,
(US$ in millions)	2025	2024
Soybean Processing and Refining	$4,772	$3,217
Softseed Processing and Refining	2,371	878
Other Oilseeds Processing and Refining (1)	306	324
Grain Merchandising and Milling (1)	3,912	805
Total	$11,361	$5,224
(1)Subsequent to the issuance of the interim financial statements for the quarter ended September 30, 2025, the Company identified a misclassification in the presentation of December 31, 2024 RMI by reportable segment. An amount of $481 million was misclassified between the reportable segments of Other Oilseeds Processing and Refining and Grain Merchandising and Milling, with no impact on the amount of total RMI reported at December 31, 2024. Bunge

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reclassified the amounts in the current period presentation and concluded the reclassification was not material to the current period or any prior periods.
6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2025	2024
Unrealized gains on derivative contracts, at fair value	$1,534	$1,286
Prepaid commodity purchase contracts (1)	284	216
Secured advances to suppliers, net (2)	455	239
Recoverable taxes, net	636	315
Margin deposits	850	579
Marketable securities and other short-term investments (3)	861	484
Income taxes receivable	234	122
Prepaid expenses	342	164
Restricted cash	31	17
Disposition receivable (4)	80	100
Insurance recovery receivable (5)	—	52
Other	482	426
Total	$5,789	$4,000

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
The secured advances to suppliers are reported net of allowances of $20 million and $5 million at December 31, 2025, and 2024, respectively. Bunge periodically evaluates the collectability of its secured advances to suppliers and records allowances if it determines that collection is doubtful. Bunge bases the Company’s determination of the allowance on analyses of the credit quality of individual accounts, also considering the economic and financial condition of the farming industry and other market conditions, as well as the value of any collateral related to amounts owed. Bunge continuously reviews defaulted supplier receivables for impairment on an individual account basis. Bunge considers all accounts in legal collection processes to be defaulted and past due. For such accounts, Bunge determines the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), Bunge considers changes in farm economic conditions and other market conditions, Bunge’s historical experience related to renegotiated accounts, and the fair value of collateral in determining the allowance for doubtful accounts.
Interest earned on secured advances to suppliers of $28 million, $25 million, and $25 million, for the years ended December 31, 2025, 2024, and 2023, respectively, is included in Net sales in the consolidated statements of income.
(3) Marketable securities and other short-term investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ in millions)	2025	2024
Foreign government securities	$146	$229
Certificate of deposits/time deposits	503	136
Equity securities	4	21
Other	208	98
Total marketable securities and other short-term investments	$861	$484
As of December 31, 2025 and 2024, $150 million and $386 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the years ended December 31, 2025, 2024, and 2023, unrealized gains/(losses) of $(1) million, $9 million, and zero, respectively, have been recorded and recognized in Other income - net for investments held at December 31, 2025, 2024, and 2023.
(4)On October 1, 2024, Bunge completed the sale of our 50% ownership share in BP Bunge Bioenergia to BP. In connection with the sale, a disposition receivable of $100 million was recorded at December 31, 2024 and collected in the first quarter of 2025. In addition, on March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at December 31, 2025. See Note 2- Acquisitions and Dispositions for further information.
(5)In the year ended December 31, 2024, the Company recognized an insurance recovery related to the Ukraine-Russia war of $52 million attributable to business interruption. The insurance recovery was collected in the first quarter of 2025. See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies for further information.
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following:

	December 31,
(US$ in millions)	2025	2024
Land	$713	$388
Buildings	4,953	1,970
Machinery and equipment	8,225	5,473
Furniture, fixtures and other	1,029	667
Construction in progress	2,074	1,533
Gross book value	16,994	10,031
Less: accumulated depreciation and depletion	(5,316)	(4,777)
Property, plant and equipment, net	$11,678	$5,254
Bunge's paid and accrued capital expenditures amounted to $1,753 million, $1,400 million, and $1,192 million during the years ended December 31, 2025, 2024, and 2023, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $68 million, $40 million, and $19 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation and depletion expense was $656 million, $431 million, and $390 million for the years ended December 31, 2025, 2024, and 2023, respectively.
8. GOODWILL
Bunge generally performs its annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or the sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) validates changes, if any, to its reporting units with goodwill balances; (2) allocates goodwill to its reporting units to which acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units; (4) estimates the fair value of each reporting unit using a discounted cash flow model and/or a market multiples model based on guideline

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
public companies; (5) compares the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, the Company recognizes an impairment charge for such amount, not to exceed the total amount of goodwill allocated to that reporting unit.
Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, gross profit, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment. Critical estimates in the determination of fair value under the market approach include, but are not limited to, determination of the guideline public companies and selection of the market multiples.
Changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Total
Cost:
Balance at December 31, 2024	$205	$92	$142	$122	$561
Additions (1)	812	1,070	—	797	2,679
Reclassification to assets held for sale	—	—	(7)	—	(7)
Disposals (2)	—	—	—	(27)	(27)
Foreign currency translation	16	17	18	—	51
Balance at December 31, 2025	1,033	1,179	153	892	3,257

Accumulated impairment losses:
Balance at December 31, 2024	(36)	(19)	(50)	(3)	(108)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	—	(8)	—	(8)
Balance at December 31, 2025	(36)	(19)	(58)	(3)	(116)

Net carrying value at December 31, 2025	$997	$1,160	$95	$889	$3,141

(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Total
Cost:
Balance at December 31, 2023 (3)	$220	$99	$151	$130	$600
Additions	2	—	—	—	2
Disposals	—	—	—	—	—
Foreign currency translation	(17)	(7)	(9)	(8)	(41)
Balance at December 31, 2024	205	92	142	122	561

Accumulated impairment losses:
Balance at December 31, 2023 (3)	(37)	(20)	(51)	(3)	(111)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	1	1	1	—	3
Balance at December 31, 2024	(36)	(19)	(50)	(3)	(108)

Net carrying value at December 31, 2024	$169	$73	$92	$119	$453

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)Amounts represent goodwill recognized from the Acquisition of Viterra. Amounts in the Softseed Processing and Refining segment also include $20 million of goodwill recognized from the acquisition of ViOil. See Note 2- Acquisitions and Dispositions for further information.
(2)Disposals in the Grain Merchandising and Milling segment relate to the sale of the North America corn milling business completed on June 30, 2025. See Note 2- Acquisitions and Dispositions for further information.
(3)Effective in the third quarter of 2025, the Company changed its segment reporting to align with its new value chain operational structure as a result of the Acquisition of Viterra, as further described in Note 26- Segment Information. The Company's Goodwill has been recast to align with the new reportable segments based on the estimated relative fair value of the reporting units.
9. OTHER INTANGIBLE ASSETS
Other intangible assets, net are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2025	2024
Gross carrying amount:
Trademarks/brands	$152	$145
Licenses	89	82
Port rights	60	53
Customer relationships	293	288
Patents	138	125
Other	34	36
	766	729
Accumulated amortization:
Trademarks/brands	(120)	(116)
Licenses	(15)	(12)
Port rights	(23)	(19)
Customer relationships	(165)	(145)
Patents	(113)	(93)
Other	(21)	(23)
	(457)	(408)
Other intangible assets, net	$309	$321
Amortization expense was $47 million, $37 million, and $61 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated future amortization expense is as follows: $48 million for 2026; $36 million for 2027; $26 million for 2028; $24 million for 2029; and $23 million for 2030.
During the year ended December 31, 2023, the Company discontinued its use of several trademarks, primarily consisting of trademarks acquired in Bunge's 2018 acquisition of Loders Croklaan. The discontinuation triggered a reassessment of the trademarks' estimated useful lives resulting in accelerated amortization through December 31, 2023. For the year ended December 31, 2023, accelerated amortization expense of $21 million was recorded to SG&A expenses within the Other Oilseeds Processing and Refining segment. For the year ended December 31, 2023, Net income attributable to Bunge included $12 million of expense (net of $5 million in tax benefit) and Net income attributable to noncontrolling interests and redeemable noncontrolling interests included $3 million of expense (net of $1 million in tax benefit) related to accelerated amortization.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. IMPAIRMENTS
For the year ended December 31, 2025, Bunge recorded an impairment charge of $30 million in Other income - net, related to the impairment of certain long-term investments held in Other non-current assets. The impairment charges were recorded to Corporate and Other.
For the year ended December 31, 2024, Bunge recorded an impairment charge of $19 million in Income (loss) from affiliates associated with one of its equity method investments. The impairment charge was recorded to the Soybean Processing and Refining segment. See Note 11- Investments in Affiliates and Variable Interest Entities for further details.
For the year ended December 31, 2023, Bunge recorded a pre-tax fixed asset impairment charge of $37 million in Cost of goods sold associated with a North America facility. The impairment charge was recorded to the Softseed Processing and Refining segment. Bunge also recorded two impairment charges to Corporate and Other. First, a $20 million impairment charge, in Other income - net, related to the full impairment of a long-term investment held in Other non-current assets. Second, Bunge recorded an impairment charge of $16 million in Income (loss) from affiliates associated with one of its equity method investments, see Note 11- Investments in Affiliates and Variable Interest Entities for further details.
11. INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within Income (loss) from affiliates, in the consolidated statements of income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the lives of the related assets that gave rise to them. At December 31, 2025, the aggregate of all basis differences was a debit of $422 million, including $44 million of amortizable basis difference. At December 31, 2024, the aggregate of all basis differences was a debit of $134 million, including $46 million of amortizable basis difference. The change from the prior year is primarily attributable to preliminary fair value adjustments treated as goodwill basis differences on equity method investments acquired in the Viterra Acquisition. At December 31, 2025, the remaining aggregate basis differences are primarily associated with equity method investments in South America. Bunge allocates equity in earnings of affiliates to its reportable segments. Certain significant equity method investments at December 31, 2025 are described below.
Soybean Processing and Refining

	Ownership Interest	Equity method investment description
Agrofel Grãos e Insumos.	30%	Agricultural inputs reseller in Brazil that complements Bunge's soybean origination business.
Complejo Agroindustrial Angostura S.A. ("CAIASA")	33%	Joint venture with Louis Dreyfus Company B.V. and Aceitera General Deheza S.A. ("AGD") to operate an oilseed processing facility in Paraguay.
Hosemillas Holdings S.A. ("Hosemillas")	20%
Uruguay holding company with operations and subsidiaries located in South America, including Brazil, Paraguay, Argentina, and Uruguay. Operations primarily focus on the processing and marketing of seeds as well as developing technology for genetic improvements of seeds.

Lartirigoyen y Cía. S.A. ("Lartirigoyen")	50%	Agriculture company in Argentina, with investments in various agricultural activities.
Navegações Unidas Tapajós S.A. ("Tapajos")	50%
Joint venture with Amaggi Exportaçao E Importaçao to operate inland waterway transportation between the municipalities of Itaituba and Barcarena, Brazil. The Tapajos complex is mainly dedicated to exporting soybeans and grains from Brazil.

Terminal de Graos Ponta da Montanha S.A.	50%	Joint venture with ADM Do Brasil LTDA to operate a port terminal in Barcarena, Brazil.
Terminal 6 S.A. and Terminal 6 Industrial S.A.	40%, 50%	Joint ventures with AGD to operate a port facility and adjacent crushing facility in Argentina.
Vietnam Agribusiness Holdings Ptd. Ltd ("VAH")	50%	Joint venture with Wilmar International Limited to operate an oilseed processing facility in Vietnam.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Grain Merchandising and Milling

	Ownership Interest	Equity method investment description
G3 Global Holding GP Inc.	25%	Joint venture with Saudi Agricultural and Livestock Investment Company ("SALIC") to operate grain facilities in Canada.
IGT, LLC	50%	Port terminal providing transshipment services for grains and oils in Ukraine.
Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2025	2024
Current assets	$4,436	$3,007
Noncurrent assets	3,660	2,509
Total assets	$8,096	$5,516

Current liabilities	$3,926	$2,674
Noncurrent liabilities	1,224	1,207
Total liabilities	$5,150	$3,881

	Years ended December 31,
(US$ in millions)	2025	2024	2023
Net sales	$13,545	$11,520	$12,529
Gross profit	844	715	907
Net income (loss)	33	(39)	283
Recent Transactions
Terminal XXXIX De Santos S.A. ("T-39") - On May 29, 2024, Bunge entered into a share purchase agreement ("SPA") to indirectly acquire a 25% interest of T-39. T-39 operations primarily consist of a port facility located in the Port of Santos, Brazil. In June 2025, the SPA was formally terminated by the seller in accordance with the terms set forth in the SPA.
BP Bunge Bioenergia - Bunge had a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP. On October 1, 2024, we completed the sale of our 50% interest in BP Bunge Bioenergia to BP. See Note 2- Acquisitions and Dispositions for further information.
Impairments of Equity Method Investments
During the year ended December 31, 2024, the Company recorded an impairment of $19 million associated with a minority investment in North America. The impairment was determined through management's review of impairment indicators and consideration of the other-than-temporary nature of such items. Impairment charges were recorded to Income (loss) from affiliates within the Soybean Processing and Refining segment.
During the year ended December 31, 2023, the Company recorded an impairment of $16 million associated with its equity method investment, Australian Plant Proteins ("APP") to Income (loss) from affiliates within Corporate and Other. This impairment was determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. As a result of the impairment, there is no carrying value associated with the equity method investment in APP at December 31, 2025.
Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal in South America strategically located near an existing Bunge facility. In November 2024, Bunge exercised the Option, and on March 20, 2025

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the transaction closed in accordance with the terms of the Option. As a result, Bunge acquired all the shares of TGSC for R$485 million (approximately $85 million at closing) in consideration, inclusive of certain closing adjustments.
Prior to March 20, 2025, TGSC was a VIE as a result of having insufficient equity at risk. Bunge was the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity since the third quarter of 2023. As all of TGSC’s equity was held by a third-party, Bunge reflected all TGSC earnings and equity as attributable to noncontrolling interests in the consolidated statements of income and consolidated balance sheets, respectively. Following the close of the transaction, TGSC is no longer a VIE. Upon TGSC becoming a consolidated, wholly-owned subsidiary of Bunge, the noncontrolling interest was eliminated and the difference between consideration paid and noncontrolling interest, at the transaction close date, was recorded in Additional paid-in capital on the consolidated balance sheet.
Further, Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s consolidated balance sheet as of December 31, 2025 and 2024. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$226	$534
Trade accounts receivable	3	2
Inventories	58	54
Other current assets	37	35
Total current assets	324	625
Property, plant and equipment, net	714	455
Other intangible assets, net	—	69
Total assets	$1,038	$1,149

Current liabilities:
Trade accounts payable and accrued liabilities	$81	$80
Other current liabilities	45	34
Total current liabilities	126	114
Long-term debt	—	50
Other non-current liabilities	—	10
Total liabilities	$126	$174
Non-Consolidated Variable Interest Entities
Bunge holds investment interests in various entities, as described above, that are included in Investments in affiliates and Other non-current assets in the consolidated balance sheets. Certain of these investments, which are primarily reported in Bunge's Soybean Processing and Refining segment and Grain Merchandising and Milling segment, have been determined to be variable interest entities for which Bunge has determined it is not the primary beneficiary. Accordingly, these investments are not consolidated by Bunge. Bunge's exposure to loss related to these unconsolidated investments is $701 million and $740 million, respectively, as of December 31, 2025 and 2024. Bunge's exposure to loss primarily comprises Bunge's investments balance, third party guarantees, prepayments, and long-term loans, assuming full loss of the investment balance and

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
full payment of the guarantees regardless of the probability of such losses actually being incurred in accordance with US GAAP disclosure rules. See Note 20- Commitments and Contingencies.
12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2025	2024
Recoverable taxes, net (1)	$143	$19
Judicial deposits (1)	103	86
Other long-term receivables, net (2)	16	14
Income taxes receivable (1)	132	125
Long-term investments (3)	136	174
Affiliate loans receivable	12	8
Long-term receivables from farmers in Brazil, net (1)	96	23
Unrealized gains on derivative contracts, at fair value	8	—
Long-term pension surplus (4)	148	25
Other	144	83
Total	$938	$557
(1)A significant portion of these non-current assets arise primarily from Bunge's Brazilian, Canadian, Indian, and Argentine operations and their realization could take several years.
(2)Net of allowances as described in Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program.
(3)As of December 31, 2025 and 2024, $28 million and $14 million, respectively, of long-term investments were recorded at fair value.
(4)See Note 18- Employee Benefit Plans.
Recoverable taxes, net— Recoverable taxes are reported net of allowances of $6 million and $9 million at December 31, 2025 and 2024, respectively.
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
Long-term investments—Long-term investments primarily comprise Bunge's noncontrolling equity investments held by Bunge Ventures in growth stage companies and related investment funds in the agribusiness and food sectors.
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
The balance is reported net of allowance of $31 million and $27 million at December 31, 2025 and 2024, respectively.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2025	2024
Unrealized losses on derivative contracts at fair value	$1,408	$1,082
Accrued liabilities	1,390	840
Advances on sales (1)	814	501
Dividends payable (2)	135	91
Income tax payable	103	80
Contingent consideration (3)	18	—
Other	390	224
Total	$4,258	$2,818
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
(2)See Note 22- Equity.
(3)In the fourth quarter of 2025, Bunge completed the acquisition of ViOil. In connection with the acquisition, Bunge recognized an obligation of $18 million at December 31, 2025 relating to contingent cash consideration to be settled within one year from the date of the close of the transaction. See Note 2- Acquisitions and Dispositions for further information.
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
Bunge prospectively adopted ASU 2023-09 in the fourth quarter of 2025. As a result, Bunge expanded disclosures for the components of Income tax expense, effective tax rate reconciliation, and information on income taxes paid for the year ended December 31, 2025.
The components of Income from continuing operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
United States	$326	$442	$1,180
Non-United States	808	1,082	1,871
Total	$1,134	$1,524	$3,051

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Income tax expense from continuing operations are as follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Current:
Federal (1)	$37
State and Local (1)	2
United States	39	$107	$218
Non-United States	311	239	497
	350	346	715
Deferred:
Federal (1)	34
State and Local (1)	(17)
United States	17	18	46
Non-United States	(79)	(28)	(47)
	(62)	(10)	(1)
Total	$288	$336	$714
(1)In the fourth quarter of 2025, Bunge prospectively adopted ASU 2023-09. In accordance with the standard, Bunge has provided incremental disaggregation of Income tax expense from continuing operations in the United States for the year ended December 31, 2025.
Reconciliation of Income tax expense from continuing operations if computed at the U.S. federal income tax rate to Bunge’s reported Income tax expense for the year ended December 31, 2025 is as follows:

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(US$ in millions)	2025
Income tax at U.S. federal tax rate	$238	21%
U.S. state taxes, net of federal income tax effect (1)	(15)	(1.3)
Non-U.S. tax effects
Argentina:
Inflation tax benefit	(40)	(3.5)
Non-deductible remeasurement	80	7.1
Earnings taxed at a different statutory rate	21	1.8
Incremental tax on future distributions	14	1.2
Other	(6)	(0.5)
Brazil:
Earnings taxed at a different statutory rate	36	3.2
Tax credits	(13)	(1.1)
Other	14	1.2
Canada	19	1.7
Italy:
Changes in valuation allowance	(30)	(2.7)
Other	2	0.2
The Netherlands:
Changes in valuation allowance	(40)	(3.5)
Other	6	0.5
Romania	13	1.1
Switzerland:
Changes in valuation allowance	(45)	(4.0)
Other	3	0.3
Ukraine:
Changes in valuation allowance	23	2.0
Other	2	0.2
Other non-U.S. jurisdictions	18	1.6
Enactment of new tax laws (2)	—	—
Effect of cross-border tax laws (2)	—	—
Tax credits (2)	—	—
Changes in valuation allowance (2)	—	—
Non-taxable or non-deductible items (2)	—	—
Changes in unrecognized tax benefits	(12)	(1.1)
Other adjustments (2)	—	—
Income tax expense	$288	25.4%
(1)State taxes in Missouri made up the majority (greater than 50%) of the tax effect in this category.
(2)The impact of individual reconciling items using a dash are not material to the consolidated financial statements considering the nature and relative significance of the reconciling item.

The U.S. is a significant market for Bunge globally, and Bunge maintains its corporate operational headquarters in the U.S. along with significant business operations. Additionally, Bunge has used the U.S. federal statutory rate to reconcile its

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
effective tax rate for at least 25 years, despite not being domiciled in the U.S. during that period. In order to maintain consistency and relevance for users of the financial statements, the reconciliation between the provision for income taxes and income tax at the statutory rate is presented on the basis of the U.S. federal statutory rate instead of the Swiss national rate.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of income tax expense if computed at the U.S. federal income tax rate to Bunge's reported income tax expense is as follows:

	Year Ended December 31,
(US$ in millions)	2024	2023
Income before income tax	$1,524	$3,051
Income tax rate	21%	21%
Income tax expense at the U.S. Federal tax rate	320	641
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(10)	142
Valuation allowances	21	(30)
Fiscal incentives (1)	(13)	(76)
Foreign exchange on monetary items	21	(5)
Tax rate changes	—	18
Non-deductible expenses	62	40
Uncertain tax positions	15	20
Inflation adjustments	(84)	(32)
Incremental tax on future distributions	5	25
State taxes	18	22
Gain on BP Bunge Bioenergia disposal	(44)	—
Swiss tax credits, net (2)	—	(90)
Other	25	39
Income tax expense	$336	$714
(1)Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.
(2)During 2023, Bunge was granted tax credits in Switzerland that expire through 2032, and recorded a net benefit for the amount that Bunge believes is more likely than not to be realized prior to expiration.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$746	$548
Operating lease obligations	277	124
Employee benefits	73	58
Tax credit carryforwards	471	410
Interest deduction carryforwards	298	119
Accrued expenses and other	219	140
Total deferred tax assets	2,084	1,399
Less valuation allowances	(890)	(595)
Deferred tax assets, net of valuation allowance	1,194	804
Deferred income tax liabilities:
Property, plant and equipment	874	317
Inventories	3	1
Operating lease assets	282	123
Undistributed earnings of affiliates	19	—
Investments	51	18
Intangibles	63	79
Total deferred tax liabilities	1,292	538
Net deferred tax (liabilities) assets	$(98)	$266

As of December 31, 2025, Bunge has determined it has certain unremitted earnings that are considered to be indefinitely reinvested and no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient. The determination of the amount of withholding taxes is not practicable.
At December 31, 2025, Bunge's pre-tax loss carryforwards totaled $2.5 billion, of which $2.2 billion have no expiration, including loss carryforwards of $1.2 billion in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity-by-entity basis as Brazil tax law does not allow consolidated tax filings. At December 31, 2024, Bunge's pre-tax loss carryforwards totaled $1.9 billion, of which $1.7 billion have no expiration, including loss carryforwards of $1.2 billion in Brazil. The increase in pre-tax loss carryforwards from 2024 to 2025 is primarily attributable to the Viterra Acquisition. The remaining tax loss carryforwards expire at various periods through the year 2045.
At December 31, 2025, Bunge’s tax credit carryforwards totaled $471 million, of which $169 million expire in 2029, $249 million expire in 2032, while the remainder is split between a portion expiring within a ten year period and a portion that has no expiration. At December 31, 2024, Bunge's tax credit carryforwards totaled $410 million.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2025 and 2024, Bunge has recorded valuation allowances of $890 million and $595 million, respectively. The net increase of $295 million is primarily attributable to valuation allowances recorded in purchase accounting as part of the Viterra Acquisition.
Unrecognized Tax Benefits—ASC 740, Income Taxes ("ASC 740") requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. At December 31, 2025 and 2024, respectively, Bunge had

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recorded unrecognized tax benefits of $77 million and $75 million in Other non-current liabilities in the consolidated balance sheets, inclusive of accrued interest and penalties of $10 million and $11 million at December 31, 2025 and 2024, respectively. During 2025, 2024 and 2023, respectively, Bunge recognized $(1) million, $2 million, and less than $1 million of interest and penalty charges in Income tax expense in the consolidated statements of income. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows:

(US$ in millions)	2025	2024	2023
Balance at January 1,	$127	$121	$298
Additions based on tax positions related to the current year	6	9	13
Additions based on acquisitions	18	—	—
Additions based on tax positions related to prior years	—	10	12
Reductions for tax positions of prior years (1)	(2)	(2)	(206)
Settlements with tax authorities (2)	(49)	(2)	—
Expiration of statute of limitations	(15)	(4)	(5)
Foreign currency translation	9	(5)	9
Balance at December 31,	$94	$127	$121
(1)The year ended December 31, 2023 included reductions of the tax position in Spain resulting from the conclusion of an appeals process. This decrease had no impact on the consolidated statement of income as the position was not previously recognized under ASC 740.
(2)The year ended December 31, 2025 included settlements with tax authorities in Spain resulting from the conclusion of an appeals process. This decrease had no impact on the consolidated statement of income as the position was not previously recognized under ASC 740.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States regions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities in significant tax regions:

Open Tax Years
North America	2016 - 2025
South America	2018 - 2025
Europe, Middle East, and Africa	2017 - 2025
Asia-Pacific	2015 - 2025
As of December 31, 2025, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2018 of approximately R$4.3 billion (approximately $790 million) plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of R$7 million (approximately $1 million) as of December 31, 2025.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and is vigorously defending its position against these assessments.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of cash income tax payments, net of refunds received, for the year ended December 31, 2025 is as follows:

Year Ended December 31,
(US$ in millions)	2025
Federal	$50
State	11
Non-United States
Argentina	22
Australia	(35)
Brazil	(32)
Canada	16
Germany	24
The Netherlands	15
Romania	11
Singapore	13
Switzerland	14
Spain	23
Other	54
Total	$186

Bunge made cash income tax payments, net of refunds received, of $186 million, $520 million and $655 million during the years ended December 31, 2025, 2024 and 2023, respectively.
On July 4, 2025, H.R.1, commonly known as the "One Big Beautiful Bill Act", was signed into U.S. law. Bunge evaluated the provisions of the law and its potential impact on the consolidated financial statements. The One Big Beautiful Bill Act did not have a material impact on the consolidated effective tax rate in 2025 and the Company expects it to be immaterial in 2026 as well. This assessment considers various factors, including the nature of its operations and the specific tax law changes introduced by the law. The law allows for the immediate expensing of qualified capital expenditures (100% bonus depreciation), and Bunge anticipates that this provision will result in additional cash tax benefits for the Company, primarily by accelerating tax deductions for eligible investments in property, plant, and equipment. While this immediate expensing is expected to reduce the Company's current cash tax obligations, it is not anticipated to materially alter its effective tax rate over the long term, consistent with current accounting standards for deferred taxes.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2025				December 31, 2024
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1	$90	$—	$91	$86	$42	$—	$128
Readily marketable inventories (Note 5)	—	9,954	1,407	11,361	—	4,805	419	5,224
Unrealized gain on derivative contracts (2):
Interest rate	—	13	—	13	—	15	—	15
Foreign exchange	—	327	—	327	—	422	—	422
Commodities	179	706	227	1,112	82	549	134	765
Freight	33	—	—	33	40	—	—	40
Energy	56	—	—	56	42	—	—	42
Credit	—	1	—	1	—	2	—	2
Other (3)	117	61	—	178	325	75	—	400
Total assets	$386	$11,152	$1,634	$13,172	$575	$5,910	$553	$7,038
Liabilities:
Trade accounts payable (1)	$—	$464	$95	$559	$—	$326	$62	$388
Unrealized loss on derivative contracts (4):
Interest rate	—	120	—	120	—	258	—	258
Foreign exchange	—	329	—	329	—	494	—	494
Commodities	154	581	206	941	71	309	104	484
Freight	53	—	—	53	38	—	—	38
Energy	84	—	—	84	38	—	—	38
Credit	—	1	—	1	—	2	—	2
Total liabilities	$291	$1,495	$301	$2,087	$147	$1,389	$166	$1,702

(1)These payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases of agricultural commodity products in the normal course of business.
(2)Unrealized gains on derivative contracts are generally included in Other current assets. There were $8 million and zero included in Other non-current assets at December 31, 2025 and 2024, respectively.
(3)Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $120 million and $232 million included in Other non-current liabilities at December 31, 2025 and 2024, respectively.
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
Level 3 Derivatives—Level 3 derivative instrument fair value measurements utilize both market observable and unobservable inputs. These inputs include commodity prices, price volatility, interest rates, volumes, and locations.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2025
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2025	$419	$30	$(62)	$387
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	571	(94)	14	491
Purchases	3,554	—	(445)	3,109
Sales	(3,288)	—	—	(3,288)
Settlements	—	—	416	416
Transfers into Level 3	2,936	121	(32)	3,025
Transfers out of Level 3	(2,862)	(42)	35	(2,869)
Translation adjustment	77	6	(21)	62
Balance, December 31, 2025	$1,407	$21	$(95)	$1,333
(1)Readily marketable inventories, derivatives, net, and trade accounts payable include gains/(losses) of $474 million, $(50) million, and $10 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2025.

	Year Ended December 31, 2024
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
(1)Readily marketable inventories, derivatives, net, and trade accounts payable, include gains/(losses) of $591 million, $(42) million, and $11 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2024.

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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, selling, general and administrative costs, and foreign denominated contractual payments using currency forwards and cross-currency swaps. The change in the value of the derivative is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the derivative is reclassified to the consolidated statements of income (loss). These hedges mature at various times through September 2028. Of the amount currently in Accumulated other comprehensive income (loss), less than $1 million of deferred income, based on transaction maturities, are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	December 31, 2025	December 31, 2024	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$6,500	$4,900	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(108)	$(246)	$ Notional
Carrying value of hedged debt	$6,321	$4,600	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$86	$—	$ Notional
Foreign currency option - notional amount	$84	$120	$ Notional
Cross currency swaps - notional amount	$588	$—	$ Notional
Carrying value of hedged debt under the cross currency swap	$556	$—	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$149	$550	$ Notional
Notional amount of non-derivative hedging instrument	$235	$—	$ Notional

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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the volume of economic derivatives as of December 31, 2025 and December 31, 2024. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2025		2024		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$575	$(1,421)	$234	$(1,420)	$ Notional
Futures	$17	$—	$—	$(69)	$ Notional
Forwards	$248	$(248)	$—	$—	$ Notional
Currency
Forwards	$17,990	$(14,387)	$8,439	$(8,961)	$ Notional
Swaps	$4,337	$(2,552)	$3,566	$(2,105)	$ Notional
Futures	$151	$—	$—	$(15)	$ Notional
Options	$26	$(44)	$107	$(60)	Delta
Agricultural commodities
Forwards	45,562,983	(70,869,295)	25,166,668	(35,384,917)	Metric Tons
Futures	—	(12,270,722)	—	(3,699,452)	Metric Tons
Options	104,572	(546,978)	11,835	(116,481)	Metric Tons
Ocean freight
FFA	—	(6,285)	—	(7,484)	Hire Days
Natural gas
Swaps	786,919	—	1,114,929	—	MMBtus
Futures	5,760,755	—	7,058,632	—	MMBtus
Options	609,579	—	—	—	MMBtus
Electricity
Futures	139,435	—	123,565	—	Mwh
Energy - other
Swaps	449,326	—	339,947	—	Metric Tons
Energy - CO2
Futures	503,000	—	418,000	—	Metric Tons
Options	100,000	—	—	—	Metric Tons
Other
Swaps and futures	130	(130)	90	(90)	$ Notional

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2025	2024	2023
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$4	$(4)	$8

Cost of goods sold
Hedge accounting	Foreign currency	$—	$—	$1
Economic hedges	Foreign currency	456	(332)	437
	Commodities	(154)	281	462
	Other (1)	(71)	(42)	60
Total Cost of goods sold		$231	$(93)	$960

Selling, general & administrative
Hedge accounting	Foreign currency	$1	$—	$1

Interest expense
Hedge accounting	Interest rate	$(85)	$(118)	$(134)
Economic hedges	Interest rate	(1)	—	6
Total Interest expense		$(86)	$(118)	$(128)

Foreign exchange gains (losses) - net
Hedge accounting	Foreign currency	$(6)	$—	$(27)
Economic hedges	Foreign currency	(35)	(7)	28
Total Foreign exchange gains (losses) - net		$(41)	$(7)	$1

Other income (expense) - net
Economic hedges	Other(1)	$(4)	$—	$1

Other comprehensive (loss) income
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income during the period		$—	$—	$3
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$4	$(22)	$(3)
Gains and losses on derivatives used as net investment hedges included in other comprehensive (loss) income during the period		$(115)	$149	$(99)

Amounts released from Accumulated other comprehensive loss during the period
Cash flow hedge of foreign currency risk - (gain)/loss		$(1)	$9	$(3)
(1)Other includes the results from freight, energy, and other derivatives.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. DEBT
The following table summarizes Bunge's short and long-term debt:

	December 31,
(US$ in millions)	2025	2024
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$600	$—
Commercial paper program (1)	300	—
Other short-term debt	2,983	875
Total Short-term debt (2)	3,883	875
Current portion of long-term debt	1,337	669
Total Short-term debt and Current portion of long-term debt (3)	5,220	1,544
Long-term debt: (4)
Term loan due 2027 - SOFR plus 1.000%	250	250
Term loan due 2028 - SOFR plus 1.200%	250	250
Term loan due 2028 - SOFR plus 1.100% (5)	300	—
Term loan due 2028 - SOFR plus 1.100% (5)	1,000	—
1.63% Senior Notes due 2025	—	599
2.00% Senior Notes due 2026 (5)	575	—
3.25% Senior Notes due 2026	700	699
4.90% Senior Notes due 2027 (5)	443	—
3.75% Senior Notes due 2027	599	598
1.00% Senior Notes due 2028 - Euro (5)	779	—
4.10% Senior Notes due 2028 (5)	398	397
4.20% Senior Notes due 2029 (5)	794	793
4.55% Senior Notes due 2030 (5)	645	—
3.20% Senior Notes due 2031 (5)	557	—
2.75% Senior Notes due 2031	994	993
5.25% Senior Notes due 2032 (5)	307	—
4.65% Senior Notes due 2034 (5)	791	790
5.15% Senior Notes due 2035 (5)	643	—
Cumulative adjustment to long-term debt from application of hedge accounting	(128)	(269)
Other long-term debt	271	263
Subtotal (6)	10,168	5,363
Less: Current portion of long-term debt	(1,337)	(669)
Total Long-term debt (7)	8,831	4,694
Total debt	$14,051	$6,238
(1)On September 3, 2025, Bunge increased the aggregate size of its existing unsecured corporate commercial paper program by $1.0 billion, from $2.0 billion, to an aggregate of $3.0 billion.
(2)In the fourth quarter of 2025, Bunge completed the acquisition of ViOil. In connection with the acquisition, Bunge recognized an obligation of $30 million at December 31, 2025 relating to deferred cash consideration to be settled within one year from the date of the close of the transaction. See Note 2- Acquisitions and Dispositions for further information.
(3)Includes secured debt of $1,024 million and $187 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the balance includes $535 million of secured debt collateralized by inventory.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)Variable interest rates are as of December 31, 2025.
(5)See Viterra Acquisition Financing section within Note 17- Debt below for further details.
(6)The fair value (Level 2) of long-term debt, including current portion, is $10,220 million and $5,373 million at December 31, 2025, and 2024, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(7)Includes secured debt of $159 million and $131 million at December 31, 2025 and 2024, respectively.
Short-term Debt
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, the impact of designated interest rate hedges, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2025 and 2024 was 5.15% and 6.22%, respectively.
Revolving Credit Facilities
On October 3, 2025, Bunge entered into an unsecured $4.2 billion 5-year revolving credit agreement (the "$4.2 Billion Revolving Credit Agreement") with a group of lenders, maturing on October 3, 2030. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $1.5 billion, pursuant to an accordion provision. Borrowings will bear interest at Bunge's option, at SOFR plus a margin or the Euribor Rate plus a margin. The $4.2 Billion Revolving Credit Agreement replaced an existing $3.2 billion 5-year revolving credit agreement which was terminated on October 3, 2025. Bunge had no borrowings outstanding at December 31, 2025, and 2024, under the $4.2 Billion Revolving Credit Agreement and the predecessor agreement, respectively.
On October 3, 2025, Bunge entered into an unsecured $3.5 billion 3-year revolving agreement (the "$3.5 Billion Revolving Agreement") with a group of lenders, maturing on October 3, 2028. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $1.5 billion, pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a SOFR adjustment, which will vary from 0.05% to 0.25% based on the tenor of the interest period selected, plus a margin, which will vary from 0.20% to 0.55%, based on the Rating Level provided by Moody's and S&P. The $3.5 Billion Revolving Agreement replaced an existing $3.5 billion 3-year revolving agreement which was terminated on October 3, 2025. Bunge had borrowings outstanding of $600 million at December 31, 2025 under the $3.5 Billion Revolving Agreement. No borrowings were outstanding as of December 31, 2024 under the predecessor agreement.
On October 3, 2025, Bunge entered into an unsecured $1.1 billion 364-day revolving credit agreement (the "$1.1 Billion 364-Day Revolving Credit Agreement") with a group of lenders, maturing on October 2, 2026. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations by an aggregate amount up to $250 million, pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a margin. The $1.1 Billion 364-Day Revolving Credit Agreement replaced an existing $1.1 billion 364-day revolving credit agreement which was terminated on October 3, 2025. Bunge had no borrowings outstanding at December 31, 2025, and 2024, under the $1.1 Billion 364-Day Revolving Credit Agreement and the predecessor agreement, respectively.
On October 3, 2025 Bunge amended and restated the $865 million revolving credit facility (the "$865 Million Revolving Loan Facility") with a group of lenders, resulting in an extension of the maturity date from October 29, 2026 to October 3, 2030. Borrowings will bear interest at SOFR plus an applicable margin. Bunge had no borrowings outstanding at December 31, 2025, and 2024, under the $865 Million Revolving Loan Facility.
Borrowings under the committed revolving credit facilities described above typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the consolidated statements of cash flows.
At December 31, 2025 and 2024, Bunge had $9,065 million, and $5,665 million, respectively, unused and available committed borrowing capacity comprising committed revolving credit facilities with a number of financial institutions.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commercial Paper Program
On September 3, 2025, Bunge increased the aggregate size of its existing commercial paper program by $1.0 billion, from $2.0 billion, to an aggregate of $3.0 billion (the "$3 Billion Commercial Paper Program"). The $3 Billion Commercial Paper Program has no maturity date. Borrowings under the $3 Billion Commercial Paper Program typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the consolidated statements of cash flows.
Other Short-term Debt
In addition to the committed facilities discussed above, from time to time, Bunge Global SA and/or its financing subsidiaries may enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2025 there were $900 million borrowings outstanding, under these bilateral short-term credit lines. No borrowings were outstanding as of December 31, 2024. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $2,083 million and $875 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2025 and 2024, respectively, to support working capital requirements. The original maturity of borrowings under uncommitted bilateral credit lines and local bank lines of credit varies based upon the Company's financing objectives. As a result, proceeds and repayments of such credit lines may be presented on a net basis, or separately, in the consolidated statements of cash flows as dictated by the borrowing's original maturity.
Viterra Acquisition Financing
In connection with the execution of the Business Combination Agreement, Bunge and Bunge Limited Finance Corp. ("BLFC") previously entered into a debt commitment letter (the “Initial Debt Commitment Facility”) with Sumitomo Mitsui Banking Corporation and a consortium of lenders (the "Lenders"), pursuant to which the Lenders committed to provide Bunge with $7.7 billion of unsecured term loans, which included tranches maturing 364 days, 2 years, and 3 years from one business day prior to the closing date of the Acquisition. Additionally, a $300 million delayed draw term loan (the “Delayed Draw Term Loan”) from CoBank and the U.S. farm credit system was arranged.
In connection with the Acquisition, on June 30, 2025, Bunge (i) borrowed $2.0 billion under the 3-year tranche term loan of the Initial Debt Commitment Facility (the "Term Loan due 2028"), and (ii) borrowed $300 million under the Delayed Draw Term Loan (such borrowings, collectively, the "Term Loan Borrowings"). The Term Loan Borrowings were used, along with existing Cash and cash equivalents and proceeds from other sources, to fund a portion of the cash consideration for Bunge’s Acquisition of Viterra and to repay a portion of certain Viterra debt settled at the closing of the Acquisition, including, in each case, related fees and expenses, and, with any remaining amounts, for general corporate purposes. On October 29, 2025, Bunge repaid $1.0 billion of the $2.0 billion Term Loan due 2028 using proceeds from borrowings under other corporate credit facilities, including the $3 Billion Commercial Paper Program.
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
The US Exchange Offers, US Consent Solicitation, and European Consent Solicitation were conditioned, among other things, upon the completion of the Acquisition. For this reason, the Existing USD Viterra Notes and Existing Euro Viterra Notes were not recognized on Bunge's consolidated balance sheet until the third quarter of 2025, following the completion of the Acquisition.
Long-term Debt
Certain property, plant and equipment, and investments in consolidated subsidiaries having a net carrying value of approximately $618 million at December 31, 2025 have been mortgaged or otherwise collateralized against long-term debt, including current portion, of $200 million at December 31, 2025.
Principal Maturities—Principal maturities of long-term debt at December 31, 2025 are as follows:

(US$ in millions)
2026	$1,378
2027	1,369
2028	2,759
2029	815
2030	702
Thereafter	3,389
Total (1)	$10,412
(1)Includes components of long-term debt attributable to unamortized debt issuance costs and other discounts of $116 million and excludes components of long-term debt attributable to fair value hedge accounting of $128 million. Includes principal maturities of long-term debt attributable to finance leases, see Note 25- Leases for a separate breakout of finance lease maturities.
During the years ended December 31, 2025, 2024, and 2023, Bunge paid interest, net of interest capitalized, of $562 million, $434 million, and $507 million, respectively.

18. EMPLOYEE BENEFIT PLANS
Certain of Bunge's United States, Canadian, European, Asian, and Brazilian-based subsidiaries sponsor defined benefit pension plans covering substantially all employees of such subsidiaries. The plans provide benefits primarily based on participant salaries and lengths of service. The funding policies for Bunge's defined benefit pension plans are determined in

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accordance with statutory funding requirements. The most significant defined benefit plan as of December 31, 2025 is in Canada.
Certain of Bunge's United States, Canadian, and Brazilian-based subsidiaries have benefit plans to provide postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan Settlements and Termination—In October 2024, the Company, as plan sponsor for one of Bunge's defined benefit U.S. pension plans (the "U.S. Pension Plan"), utilized approximately $377 million of plan assets to purchase an equally valued buy-in contract from a third-party insurer, as well as notified plan participants in the U.S. Pension Plan of its intent to offer a lump sum buyout to eligible participants and terminate the plan. In connection with the plan termination, the buy-in contract allowed for the future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the U.S. Pension Plan obligations. In October 2025, the Company completed $119 million of disbursements to U.S. Pension Plan participants electing a lump sum buyout. In December 2025, the U.S. Pension Plan was settled through conversion of the previously acquired third-party insurance buy-in contract to a buy-out arrangement thereby completing the settlement and termination process. In connection with the settlement, during the fourth quarter of 2025, the Company realized a pre-tax settlement loss of $118 million within Other income - net on the consolidated statements of income, comprising a $6 million gain on settlement of the related defined benefit plan obligations, as well as the reclassification of $124 million from Accumulated other comprehensive loss. Given the funded status of the U.S. Pension Plan at the time of the lump sum buyout, the transaction did not result in material cash inflows or outflows in the consolidated statements of cash flows.
On June 30, 2023, the Company approved a one-time lump sum offering to participants in certain of Bunge's defined benefit North American pension plans who had separated from the Company as of December 31, 2022 and whose benefits in the plan had fully vested. The respective payments were substantially completed during September 2023. The payments, which were paid from plan assets as settlement of respective benefit obligations, resulted in a $22 million decrease in benefit obligations and the reclassification of an unamortized gain of less than $1 million from Accumulated other comprehensive loss, which was recorded in Other income - net on the consolidated statements of income.
Plan Transfers In and Out— As a result of the Viterra Acquisition, there was a transfer into Bunge's defined benefit pension plans and postretirement benefit plans resulting in a $289 million increase in benefit obligation and $381 million increase in the fair value of plan assets during the year ended December 31, 2025. There were no significant transfers into or out of Bunge's employee benefit plans during the year ended December 31, 2024.
Cost of Benefit Plans—Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive income (loss). Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other income- net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2025	2024	2023	2025	2024	2023
Service cost	$12	$11	$10	$—	$—	$—
Interest cost	37	38	41	5	3	4
Expected return on plan assets	(38)	(47)	(46)	—	—	—
Amortization of net loss (gain)	3	3	3	—	(1)	(1)
Curtailment gain	(1)	—	—	—	—	—
Settlement loss (gain) recognized	125	—	—	(4)	—	—
Net periodic benefit costs	$138	$5	$8	$1	$2	$3

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assumptions used in Postretirement Benefits Calculations—At December 31, 2025, an 8.1% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2025 postretirement benefit plan measurement purposes, decreasing to 7.6% by 2042, and remaining at that level thereafter. At December 31, 2024, an 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2024 postretirement benefit plan measurement purposes, decreasing to 8.1% by 2048, and remaining at that level thereafter.
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2025	2024	2025	2024
Discount rate	4.2%	4.2%	10.5%	11.3%
Increase in future compensation levels	2.3%	2.1%	3.0%	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	4.2%	4.8%	5.2%	11.3%	9.2%	9.6%
Expected long-term rate of return on assets	4.6%	6.7%	6.5%	N/A	N/A	N/A
Increase in future compensation levels	2.1%	2.2%	2.4%	N/A	N/A	N/A
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Benefit Obligations and Funded Status—The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2025 and 2024. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2025	2024	2025	2024
Change in benefit obligations:
Benefit obligation at the beginning of year	$849	$836	$38	$35
Service cost	12	11	—	—
Interest cost	37	38	5	3
Plan amendments	(1)	—	—	—
Actuarial (gain) loss, net	(16)	24	7	14
Employee contributions	4	4	—	—
Net transfers in	276	—	13	—
Plan settlements	(479)	(3)	(2)	—
Benefits paid	(47)	(41)	(8)	(6)
Expenses paid	(4)	(3)	—	—
Impact of foreign exchange rates	32	(17)	4	(8)
Benefit obligation at the end of year	$663	$849	$57	$38
Change in plan assets:
Fair value of plan assets at the beginning of year	$732	$711	$—	$—
Actual return on plan assets	36	57	—	—
Employer contributions	15	22	8	6
Employee contributions	4	4	—	—
Net transfers in	381	—	—	—
Plan settlements	(487)	(3)	—	—
Benefits paid	(47)	(41)	(8)	(6)
Expenses paid	(4)	(3)	—	—
Impact of foreign exchange rates	30	(15)	—	—
Fair value of plan assets at the end of year	$660	$732	$—	$—
Unfunded status and net amounts recognized:
Plan assets less than benefit obligation	$(3)	$(117)	$(57)	$(38)
Net liability recognized in the balance sheet	$(3)	$(117)	$(57)	$(38)
Amounts recognized in the balance sheet consist of:
Non-current assets	$148	$25	$—	$—
Current liabilities	(9)	(8)	(6)	(4)
Non-current liabilities	(133)	(134)	(51)	(34)
Liabilities held for sale	(9)	—	—	—
Net liability recognized	$(3)	$(117)	$(57)	$(38)

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Included in Accumulated other comprehensive loss are the following amounts, net of tax and excluding noncontrolling interest, which have not been recognized in net periodic benefit costs:

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2025	2024	2025	2024
Net actuarial loss	$(34)	$(139)	$(12)	$(4)
Prior service credit	3	3	—	—
Total accumulated other comprehensive loss	$(31)	$(136)	$(12)	$(4)
Bunge has aggregated certain defined benefit pension plans for which the projected benefit obligations exceeds the fair value of related plan assets with pension plans for which the fair value of plan assets exceeds related projected benefit obligations. The following table provides aggregated information about pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2025	2024
Projected benefit obligation	$(355)	$(268)
Fair value of plan assets	$204	$126
The accumulated benefit obligation for the defined pension benefit plans was $642 million and $831 million at December 31, 2025 and 2024, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2025	2024
Projected benefit obligation	$(322)	$(268)
Accumulated benefit obligation	$(307)	$(252)
Fair value of plan assets	$172	$126

Pension Benefit Plan Assets—The objective of the plans' trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns.
For pension plans outside of the United States, the plans’ trust funds utilize a target asset allocation of approximately 55% fixed income securities, approximately 20% equities, and approximately 25% in real estate and other alternative investment vehicles. For the remaining pension plans in the United States, Bunge has an outside investment advisory firm to implement a liability-driven investment strategy. Target asset allocations for the plans in the United States are generally 80-90% to immunizing assets, such as intermediate and long duration fixed income instruments, and 10-20% to growth assets, such as public equities, non-core fixed income instruments, and real assets.
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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2025
(US$ in millions)	Level 1	Level 2	Level 3	Total
Cash	$7	$8	$—	$15
Mutual funds - equities (1)	72	—	—	72
Mutual funds - fixed income (2)	34	82	—	116
Other (3)	21	64	47	132
Total	$134	$154	$47	$335

Investments measured at NAV (4)	$—	$—	$—	$325
Total investments measured at NAV as a practical expedient	—	—	—	325
Total	$134	$154	$47	$660

	December 31, 2024
(US$ in millions)	Level 1	Level 2	Level 3	Total
Cash	$114	$—	$—	$114
Insurance contract (5)	—	—	362	362
Mutual funds - equities (1)	70	—	—	70
Mutual funds - fixed income (2)	41	21	—	62
Other (3)	2	45	8	55
Total	$227	$66	$370	$663

Investments measured at NAV (4)	$—	$—	$—	$69
Total investments measured at NAV as a practical expedient	—	—	—	69
Total	$227	$66	$370	$732

(1)This category generally represents a portfolio of equity investments comprised of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets, and real estate investment trusts.
(2) This category generally represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds, and corporate bonds from diverse industries.
(3)This category generally represents a portfolio consisting of a mixture of hedge funds, investments in certain government and municipal securities, bonds, real estate, debt instruments, and insurance contracts.
(4)This category generally represents a portfolio consisting of collective pooled funds, government bonds, and index funds that invest in U.S. and non-U.S. equities, including investments focusing on large and small cap companies, and real estate investment trusts, valued at NAV that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Using the practical expedient in ASC 820, Fair Value Measurements, these investments are not categorized within the fair value hierarchy, but are included in the table above so that they can be reconciled to the line items presented in the consolidated balance sheets.
(5)This category represents the buy-in contract related to the U.S. Pension Plan settlement and was valued on an insurer pricing basis, which reflects the purchase price adjusted for movements in market indicators. The buy-in contract was converted to a buy-out arrangement in December 2025 as discussed in Plan Settlements and Termination section above.
Bunge expects to contribute $19 million and $6 million to its defined benefit pension and postretirement benefit plans, respectively, in 2026.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following benefit payments, which reflect future service as appropriate, are expected to be paid in relation to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2026	$47	$6
2027	41	6
2028	41	6
2029	41	6
2030	40	6
Next five years	199	34
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $74 million, $48 million, and $43 million during the years ended December 31, 2025, 2024, and 2023, respectively.
19. RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for each of the years ended December 31, 2025, 2024, and 2023. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for each of the years ended December 31, 2025, 2024, and 2023.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2025, 2024, and 2023, such services were not material to the Company's consolidated results.
At December 31, 2025 and 2024, receivables related to the above related party transactions comprised approximately 4% or less of total Trade accounts receivable, net. At December 31, 2025 and 2024, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6- Other Current Assets and Note 12- Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At December 31, 2025 and 2024, advances to unconsolidated investees comprised approximately 3% or less of total Other current assets and 7% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.
20. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily from indemnities provided to third parties and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2025 and 2024 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2025	2024
Non-income tax claims	$86	$19
Labor claims	35	50
Civil and other claims	276	194
Asset retirement obligations (1)	110	18
Total	$507	$281
(1)These obligations are primarily related to projected restoration and rehabilitation costs for certain land leases in Canada and Australia, and were acquired as part of the Viterra Acquisition.
Brazil indirect taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amount.
As of December 31, 2025, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

		December 31,
(US$ in millions)	Years Examined	2025	2024
ICMS	1990 to Present	$155	$128
PIS/COFINS	2002 to Present	$490	$427
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers, customers and government entities.
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2025:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$29	$246
Residual value guarantee (2)	—	336
Total	$29	$582

(1)Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2041. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on the amounts drawn under guaranteed debt facilities at December 31, 2025, Bunge's potential liability was $213 million, and it has recorded $29 million of obligations related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2026 through 2029. At December 31, 2025,

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
Indemnities—Bunge has issued or was a party to the following indemnities at December 31, 2025:
On October 1, 2024, Bunge agreed to indemnify the buyer in relation to the sale of its ownership interest in BP Bunge Bioenergia against future losses associated with certain legal claims as defined in the share purchase agreement. Indemnities for new claims generally expire between six and ten years from the transaction closing date and there is no expiration period for existing claims. At both December 31, 2025 and 2024, Bunge has recognized a $95 million obligation related to existing indemnity claims within Other non-current liabilities and has maximum potential future payments of $1,357 million.
In connection with the disposition of Bunge's Russian operations, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's former Russian subsidiary. The indemnity expires in February 2030. At both December 31, 2025 and 2024, Bunge has recognized a $9 million obligation related to this indemnity within Other non-current liabilities and has maximum potential future payments of $235 million.
Commitments—At December 31, 2025, Bunge had approximately $333 million of purchase commitments related to inventories not accounted for as RMI, $296 million of freight supply agreements for ocean freight vessels and railroad freight lines not accounted for as leases, $85 million of power supply contracts, $288 million of contractual commitments related to construction in progress, and $800 million of other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
Bunge has also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Amounts on outstanding standby letter of credit agreements and surety bonds aggregated to $2,151 million and $1,610 million as of December 31, 2025 and 2024, respectively.
21. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

	December 31,
(US$ in millions)	2025	2024
Labor, legal and other provisions	$551	$281
Pension, postretirement, and post-employment obligations (1)	180	170
Uncertain income tax positions (2)	77	75
Unrealized losses on derivative contracts, at fair value (3)	120	232
Other	135	89
Total	$1,063	$847
(1)See Note 18- Employee Benefit Plans.
(2)See Note 14- Income Taxes.
(3)See Note 15- Fair Value Measurements.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22. EQUITY
Redomestication— On November 1, 2023, Bunge Global SA completed the change of jurisdiction of incorporation of its group holding company from Bermuda to Switzerland (the "Redomestication"). In connection with the Redomestication, one registered share, par value $0.01 per share, of Bunge Global SA was exchanged for each issued and outstanding Bunge Limited common share, par value $0.01 per share. In connection with the non-cash exchange on November 1, 2023, Bunge Global SA acquired 16,141,494 treasury shares which, following the Redomestication, have been included in the general treasury share population available for use in satisfying Bunge’s obligations to deliver registered shares.
Treasury Shares— In the fourth quarter of 2023, in connection with the Redomestication, 8,102,179 shares held in treasury with an acquisition cost of $845 million were cancelled in a non-cash transaction to comply with the Swiss Code limitation on issuer’s holding of registered share capital. In the fourth quarters of 2025 and 2024, Bunge Global SA cancelled 12,382,610 shares held in treasury totaling $1,045 million and 6,146,930 of shares held in treasury totaling $572 million, respectively.
Registered shares issuance — On July 2, 2025, Bunge completed its previously announced Acquisition of Viterra. Pursuant to the terms of the Business Combination Agreement, Viterra shareholders were issued approximately 65.6 million registered shares of Bunge, with an aggregate value of approximately $5.3 billion. See Note 2- Acquisitions and Dispositions for further information.
Share Repurchase Program— On November 13, 2024, Bunge Global SA's Board of Directors approved the expansion of an existing share repurchase program by an additional $500 million bringing total authorizations under the program since inception to $2.7 billion. The program continues to have an indefinite term. As of December 31, 2025, a total of 26,417,080 shares were repurchased under the program for $2.5 billion with an aggregate purchase authorization of approximately $249 million remaining outstanding for repurchases under the program. During the twelve months ended December 31, 2025, Bunge repurchased 6,749,341 shares for $551 million.

Dividends on registered shares—We paid cash dividends to shareholders as follows:

	Year Ended December 31,
	2025	2024	2023
Dividends paid per share	$2.78	$2.7025	$2.575
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
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the consolidated balance sheet. Additionally, for the year ended December 31, 2025, Retained earnings was further reduced as a result of the registered share issuance to complete the Acquisition of Viterra. At December 31, 2025, and 2024, the unpaid portion of the dividends accrued in Other current liabilities on the consolidated balance sheets totaled $135 million and $91 million, respectively, see Note 13- Other Current Liabilities.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated other comprehensive loss Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive loss attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	335	(99)	(18)	218
Amount reclassified from Accumulated other comprehensive loss(2)	102	(3)	—	99
Net-current period other comprehensive income (loss)	437	(102)	(18)	317
Balance, December 31, 2023	(5,489)	(445)	(120)	(6,054)
Other comprehensive (loss) income before reclassifications	(897)	127	(24)	(794)
Amount reclassified from Accumulated other comprehensive loss(3)	133	9	4	146
Net-current period other comprehensive (loss) income	(764)	136	(20)	(648)
Balance, December 31, 2024	(6,253)	(309)	(140)	(6,702)
Other comprehensive income (loss) before reclassifications	581	(111)	(1)	469
Amount reclassified from Accumulated other comprehensive loss(4)	1	(1)	98	98
Sale of redeemable noncontrolling interest	48	3	—	51
Net-current period other comprehensive income (loss)	630	(109)	97	618
Balance, December 31, 2025	$(5,623)	$(418)	$(43)	$(6,084)
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
(2)The year ended December 31, 2023 included the release of cumulative translation adjustments upon the disposition of all of its Russian operations of $103 million, which had been previously reserved through Cost of goods sold, in the consolidated statements of income in the year ended December 31, 2022 (see Note 2- Acquisitions and Dispositions).
(3)The year ended December 31, 2024 included the release of cumulative translation adjustments and deferred results on hedging activities upon the disposition of BP Bunge Bioenergia of $133 million and $9 million, respectively (see Note 2- Acquisitions and Dispositions).
(4)In December 2025, the U.S. Pension Plan was settled through conversion of the previously acquired third-party insurance buy-in contract to a buy-out arrangement thereby completing the settlement and termination process. As a result of settlement and termination, the Company reclassified $94 million (net of $30 million tax expense) in unamortized actuarial losses from Accumulated other comprehensive loss.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. EARNINGS PER SHARE
Share information provided below, including references to Net income attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(US$ in millions, except for share data)	2025	2024	2023
Income from continuing operations	$846	$1,188	$2,337
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(27)	(51)	(94)
Income from continuing operations attributable to Bunge	$819	$1,137	$2,243
Loss from discontinued operations, net of tax	(3)	—	—
Net income available to Bunge shareholders	$816	$1,137	$2,243

Weighted-average number of shares outstanding:
Basic	165,042,767	140,539,652	148,804,387
Effect of dilutive shares:
—stock options and awards (1)	1,424,173	1,683,569	1,983,530
Diluted	166,466,940	142,223,221	150,787,917

Basic earnings per share:
Net income from continuing operations	$4.97	$8.09	$15.07
Net loss from discontinued operations	(0.02)	—	—
Net income attributable to Bunge shareholders—basic	$4.95	$8.09	$15.07

Diluted earnings per share:
Net income from continuing operations	$4.93	$7.99	$14.87
Net loss from discontinued operations	(0.02)	—	—
Net income attributable to Bunge shareholders—diluted	$4.91	$7.99	$14.87
(1)The weighted-average shares outstanding-diluted exclude less than 1 million outstanding stock options or contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2025, 2024, and 2023.

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

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2025, 2024, and 2023, Bunge recognized approximately $73 million, $65 million, and $69 million, respectively, of total compensation expense related to its stock option and restricted stock unit equity awards.
During the years ended December 31, 2025, 2024, and 2023, Bunge granted equity awards under the 2024 LTIP and the 2016 EIP, both shareholder approved plans. Under the 2024 LTIP and the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants, and independent contractors in the form of stock options, restricted stock units (performance-based or time-based) or other equity-based awards. Shares issued under the 2024 LTIP and the 2016 EIP may result from, in whole or in part, the capital band referenced in Bunge's articles of association, treasury shares, or shares reacquired by the Company in any manner, or a combination thereof.
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
Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive Bunge registered shares upon the lapse of related restrictions determined by the Compensation Committee. The Company has two types of RSUs: time-based restricted stock units ("TBRSUs") and performance-based restricted stock units ("PBRSUs"). Restrictions on TBRSUs and PBRSUs are based on continued service by the recipient through the designated term. In addition, PBRSUs have restrictions based on the achievement of certain performance targets, including earnings per share, return on invested capital, and relative total shareholder return, with the number of PBRSUs earned varying based on the level of achievement against these performance targets. The fair value of TBRSUs is determined using the stock price on the grant date and the expense is recognized on a straight-line basis over the vesting period. The fair value of PBRSUs is determined using a Monte Carlo simulation model, considering the terms and conditions on which the PBRSUs were granted, including the stock price on the grant date and relative total shareholder return. The cumulative expense recognized at each reporting date for the PBRSUs until the date of vesting reflects the extent to which the vesting period has expired and the Company’s best estimate of the number of PBRSUs that will ultimately vest. RSUs generally vest over periods ranging from one to three years. Vesting may be accelerated under certain circumstances, including obtaining certain retirement eligibility requirements, as defined in the Plans or associated award agreements. RSUs are generally settled in Bunge registered shares upon satisfaction of the applicable vesting terms, and forfeitures are recognized as they occur. In locations where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.
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
A summary of option activity under the Plans for the year ended December 31, 2025 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (US$ in millions)
Outstanding at January 1, 2025	1,539,027	$53.71
Exercised	(81,583)	57.28
Forfeited or expired	(55,215)	81.53
Outstanding at December 31, 2025 (1)	1,402,229	52.40	3.30	$51
Exercisable at December 31, 2025	1,402,229	$52.40	3.30	$51
(1)Includes 8,700 options to be cash settled.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was approximately $3 million, $5 million, and $5 million, respectively.
A summary of restricted stock unit activity under the Plans for the year ended December 31, 2025 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Time-based restricted stock units at January 1, 2025	1,209,227	$99.26
TBRSUs Granted (1)	1,050,760	75.17
Vested/issued (2)	(404,820)	103.50
Forfeited	(109,011)	84.67
Time-based restricted stock units at December 31, 2025 (3) (4)	1,746,156	$84.69

Performance-based restricted stock units at January 1, 2025	643,292	$105.06
PBRSUs Granted (1)	405,977	74.76
Additional PBRSUs granted on achievement of performance targets	139,020	122.16
Vested/issued (2)	(336,684)	122.70
Forfeited	(49,767)	83.85
Performance-based restricted stock units at December 31, 2025 (3)	801,838	$87.12

Total restricted stock units at December 31, 2025 (3)	2,547,994	$85.46
(1)As part of the Business Combination Agreement for the Acquisition of Viterra certain long-term incentive plan awards were converted to 227,489 shares of time-based restricted stock units and 26,862 shares of performance-based stock units.
(2)During the year ended December 31, 2025, Bunge issued a total of 505,537 registered shares, net of shares withheld to cover taxes, including related shares representing accrued dividends, with a weighted-average fair value of $112.12 per share upon vesting of TBRSUs and PBRSUs.
(3)Includes accrued unvested dividends, which are payable in Bunge's registered shares upon vesting of underlying restricted stock units.
(4)Includes 18,493 TBRSUs to be cash settled and includes 81,656 TBRSUs granted to retirement eligible employees which are fully vested but unissued in accordance with the terms of the Plans.
At December 31, 2025, there was approximately $77 million of total unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over the next three years. The total grant date fair value of RSUs issued during the year ended December 31, 2025 was approximately $83 million.
Registered Shares Reserved for Share-Based Awards—The 2024 LTIP and 2017 NED Plan provide that 5,000,000 and 320,000 registered shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. At December 31, 2025, 3,728,852 and 102,436 registered shares were available for future grants under the 2024 LTIP Plan and 2017 NED Plan, respectively. No shares are currently available for grant under any other Bunge Global SA equity incentive plan.
25. LEASES
The Company routinely leases storage facilities, transportation equipment, land, and office facilities which are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the consolidated balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with property, plant and equipment. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
The Company’s operating leases range in length of term, with a weighted average remaining lease term of 7.6 years, and a maximum remaining term of 75 years for one land lease in Australia. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is generally based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2025, such weighted average discount rate on operating leases was 5.8%.
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
The components of lease expense were as follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Operating lease cost	$550	$420	$507
Short-term lease cost	1,043	1,054	$747
Variable lease cost	40	42	$47
Total lease cost	$1,633	$1,516	$1,301

The table below presents the finance lease-related assets and liabilities recorded on the consolidated balance sheets:

	December 31,
(US$ in millions)	2025	2024
Property, plant and equipment	$228	$151
Less: accumulated depreciation and depletion	(60)	(44)
Property, plant and equipment, net	$168	$107

Current portion of long-term debt	$23	$7
Long-term debt	157	80
Total finance lease liabilities	$180	$87

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$548	$421	$506
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations (1)	$1,240	$449	$403
(1)Comprises both operating and finance lease obligations. Right-of-use-assets obtained in exchange for lease obligations includes assets acquired in the Viterra Acquisition. See Note 2- Acquisitions and Dispositions for additional information.
Maturities of operating and finance lease liabilities as of December 31, 2025 were as follows:

(US$ in millions)	Operating leases	Finance leases
2026	$568	$32
2027	371	29
2028	271	27
2029	188	26
2030	107	14
Thereafter	487	147
Total lease payments (1)	1,992	275
Less imputed interest	(394)	(95)
Present value of lease liabilities	$1,598	$180
Less present value of lease liabilities held for sale	(2)	—
Present value of lease liabilities, as separately presented on the consolidated balance sheet	$1,596	$180

(1)Minimum lease payments have not been reduced by minimum sublease income receipts of $73 million due in future periods under non-cancelable subleases as of December 31, 2025. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of up to ten years. Additionally, from time to time, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available. Sublease income for both short term and long term leases, generally recorded within Net sales, was $136 million and $229 million for the years ended December 31, 2025 and 2024, respectively.

The Company is expected to have additional operating lease payments, primarily for ocean freight vessels and port rights that have not yet commenced, of $408 million. The operating leases are expected to commence between 2026 and 2027, with lease terms ranging between two and 47 years.

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
26. SEGMENT INFORMATION
Effective in the third quarter of 2025, the Company changed its reportable segments to align with its new value chain operational structure as a result of the completion of the Acquisition of Viterra. See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
Further, effective January 1, 2025, Bunge is no longer separately presenting a Sugar and Bioenergy segment. Prior period amounts in the Sugar and Bioenergy segment have been reclassified to Corporate and Other. Prior to the January 1, 2025 change, the Sugar and Bioenergy segment was primarily comprised of our previously owned 50% interest in the BP Bunge Bioenergia joint venture. See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
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
The Soybean Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of soybeans and soybean related products, as well as biodiesel and fertilizer production and distribution. The Softseed Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of softseeds (canola/rapeseed and sunflower seed) and softseed related products, as well as biodiesel production and distribution. The Other Oilseeds Processing and Refining segment is a globally integrated business principally involved in products of a specialty nature, including the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of these related products. The Grain Merchandising and Milling segment involves the purchase, storage, transportation, distribution, and marketing of certain commodities primarily consisting of corn, wheat, barley, cotton, pulses, and sugar; activities also include the milling of wheat and sugar; and related services including ocean freight and financial services.
Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's CODM exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities. It also includes historical results of Bunge's previously recognized Sugar and Bioenergy segment as discussed above.
Transfers between the segments are valued at market. The segment revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$36,313	$11,252	$4,633	$18,128	$—	$70,326	$3	$70,329
Inter–segment revenues	661	1,442	335	1,796	(4,234)		—	—
Raw materials cost	(32,852)	(9,844)	(3,786)	(16,856)	—		12	(63,326)
Industrial expenses- fixed	(925)	(387)	(287)	(432)	—		(6)	(2,037)
Industrial expenses- variable	(507)	(219)	(105)	(69)	—		—	(900)
Depreciation	(264)	(125)	(78)	(163)	—		(27)	(657)
Selling, general and administrative expenses	(552)	(212)	(231)	(391)	—		(727)	(2,113)
Other segment items (1)	12	56	(28)	248	—		(51)	237
EBIT	1,225	521	118	465	—	2,329	(796)	1,533

Total depreciation, depletion and amortization	(265)	(125)	(110)	(176)	—	(676)	(27)	(703)
Income (loss) from affiliates	22	(5)	—	11	—	28	(2)	26
Total assets	16,345	7,649	3,805	14,104	—	41,903	2,625	44,528
Capital expenditures	790	108	611	183	—	1,692	31	1,723

	As of, and for the year ended, December 31, 2024
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$31,930	$6,951	$4,151	$10,073	$—	$53,105	$3	$53,108
Inter–segment revenues	824	918	334	1,568	(3,644)		—	—
Raw materials cost	(29,030)	(5,559)	(3,151)	(9,075)	—		(2)	(46,817)
Industrial expenses- fixed	(847)	(286)	(268)	(268)	—		(7)	(1,676)
Industrial expenses- variable	(453)	(174)	(110)	(53)	—		—	(790)
Depreciation	(186)	(78)	(84)	(62)	—		(22)	(432)
Selling, general and administrative expenses	(465)	(146)	(254)	(261)	—		(650)	(1,776)
Other segment items (1)	(77)	(45)	(68)	54	—		311	175
EBIT	872	663	216	408	—	2,159	(367)	1,792

Depreciation, depletion and amortization	(187)	(78)	(116)	(65)	—	(446)	(22)	(468)
(Loss) income from affiliates	(51)	—	1	(7)	—	(57)	19	(38)
Total assets	10,109	2,638	3,182	4,483	—	20,412	4,487	24,899
Capital expenditures	632	111	454	144	—	1,341	35	1,376

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2023
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$36,147	$7,736	$4,237	$11,415	$—	$59,535	$5	$59,540
Inter–segment revenues	1,099	1,021	277	1,204	(3,601)		—	—
Raw materials cost	(31,907)	(5,948)	(3,380)	(10,557)	—		23	(51,769)
Industrial expenses- fixed	(844)	(302)	(250)	(237)	—		(18)	(1,651)
Industrial expenses- variable	(498)	(206)	(121)	(57)	—		—	(882)
Depreciation	(165)	(70)	(78)	(59)	—		(21)	(393)
Selling, general and administrative expenses	(452)	(146)	(278)	(251)	—		(588)	(1,715)
Other segment items (1)	(59)	10	(36)	47	—		241	203
EBIT	2,222	1,074	94	301	—	3,691	(358)	3,333

Depreciation, depletion and amortization	(165)	(71)	(133)	(61)	—	(430)	(21)	(451)
(Loss) income from affiliates	(9)	2	(17)	7	—	(17)	157	140
Total assets	11,310	2,681	2,711	4,437	—	21,139	4,233	25,372
Capital expenditures	423	142	411	121	—	1,097	25	1,122

(1)Other segment items for each reportable segment includes Foreign exchange (losses) gains – net, Other income – net, Income (loss) from affiliates, and EBIT – Noncontrolling interests, which includes Net income attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
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
A reconciliation of Total reportable segment EBIT to Income from continuing operations before income tax follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Total reportable segment EBIT	$2,329	$2,159	$3,691
Corporate & Other EBIT	(796)	$(367)	(358)
EBIT - Noncontrolling interests	27	40	86
Interest income	202	163	148
Interest expense	(628)	(471)	(516)
Income from continuing operations before income tax	$1,134	$1,524	$3,051

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Soybean Processing & Refining Products	$36,313	$31,930	$36,147
Softseed Processing & Refining Products	11,252	6,951	7,736
Other Oilseeds Processing & Refining Products	4,633	4,151	4,237
Merchandising Products	16,583	8,518	9,519
Milling Products	1,545	1,555	1,896
Other Products	3	3	5
Total	$70,329	$53,108	$59,540
Geographic area information for Net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2025	2024	2023
Net sales to external customers:
United States	$15,637	$14,187	$15,819
Switzerland	15,602	14,254	11,283
Netherlands	8,612	1,328	1,493
Rest of world	30,478	23,339	30,945
Total	$70,329	$53,108	$59,540

	Year Ended December 31,
(US$ in millions)	2025	2024
Long-lived assets: (1)
United States	$3,888	$2,361
Canada	1,869	356
Argentina	1,414	195
Brazil	1,328	758
Rest of world	3,179	1,584
Total	$11,678	$5,254

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

	Year Ended December 31, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$29,695	$7,634	$162	$15,894	$—	$53,385
Sales from contracts with customers (ASC 606)	6,618	3,618	4,471	2,234	3	16,944
Net sales to external customers	$36,313	$11,252	$4,633	$18,128	$3	$70,329

	Year Ended December 31, 2024
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$25,773	$3,801	$76	$7,908	$—	$37,558
Sales from contracts with customers (ASC 606)	6,157	3,150	4,075	2,165	3	15,550
Net sales to external customers	$31,930	$6,951	$4,151	$10,073	$3	$53,108

	Year Ended December 31, 2023
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Other Oilseeds Processing and Refining	Grain Merchandising and Milling	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$28,300	$4,213	$82	$9,114	$—	$41,709
Sales from contracts with customers (ASC 606)	7,847	3,523	4,155	2,301	5	17,831
Net sales to external customers	$36,147	$7,736	$4,237	$11,415	$5	$59,540

BUNGE GLOBAL SA AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2025
Net sales	$11,643	$12,769	$22,155	$23,762	$70,329
Gross profit	597	738	1,063	1,011	3,409
Income from continuing operations	204	370	184	88	846
Loss from discontinued operations, net of tax	—	—	(3)	—	(3)
Net income	204	370	181	88	843
Net income attributable to Bunge shareholders	201	354	166	95	816
Earnings per share—basic(1)
Net income from continuing operations	$1.50	$2.63	$0.86	$0.49	$4.97
Net loss from discontinued operations	—	—	(0.02)	—	(0.02)
Net income attributable to Bunge shareholders - basic	$1.50	$2.63	$0.84	$0.49	$4.95
Earnings per share—diluted(1)
Net income from continuing operations	$1.48	$2.61	$0.86	$0.49	$4.93
Net loss from discontinued operations	—	—	(0.02)	—	(0.02)
Net income attributable to Bunge shareholders - diluted	$1.48	$2.61	$0.84	$0.49	$4.91

2024
Net sales	$13,417	$13,241	$12,908	$13,542	$53,108
Gross profit	876	664	772	1,081	3,393
Income (loss) from continuing operations	252	73	233	630	1,188
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income	252	73	233	630	1,188
Net income attributable to Bunge shareholders	244	70	221	602	1,137
Earnings per share—basic(1)
Net income (loss) from continuing operations	$1.70	$0.49	$1.57	$4.41	$8.09
Net income (loss) from discontinued operations	—	—	—	—	—
Net income attributable to Bunge shareholders - basic	$1.70	$0.49	$1.57	$4.41	$8.09
Earnings per share—diluted(1)
Net income (loss) from continuing operations	$1.68	$0.48	$1.56	$4.36	$7.99
Net income (loss) from discontinued operations	—	—	—	—	—
Net income attributable to Bunge shareholders - diluted	$1.68	$0.48	$1.56	$4.36	$7.99
(1)Earnings per share attributable to Bunge shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2025 and 2024 may not equal the total computed for the year. See Note 23- Earnings per Share for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE GLOBAL SA
Dated:	February 19, 2026	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 19, 2026	By:	/s/ GREGORY A. HECKMAN
Gregory A. Heckman Chief Executive Officer and Director
February 19, 2026	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer
February 19, 2026	By:	/s/ J. MATT SIMMONS, JR.
J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 19, 2026	By:	/s/ ELIANE ALEIXO LUSTOSA DE ANDRADE
Eliane Aleixo Lustosa de Andrade Director
February 19, 2026	By:	/s/ CAROL M. BROWNER
Carol M. Browner Director
February 19, 2026	By:	/s/ ADRIAN ISMAN
Adrian Isman Director
February 19, 2026	By:	/s/ ANNE JENSEN
Anne Jensen Director
February 19, 2026	By:	/s/ LINDA JOJO
Linda Jojo Director
February 19, 2026	By:	/s/ CHRISTOPHER MAHONEY
Christopher Mahoney Director
February 19, 2026	By:	/s/ MONICA MCGURK
Monica McGurk Director
February 19, 2026	By:	/s/ KENNETH SIMRIL
Kenneth Simril Director
February 19, 2026	By:	/s/ MARKUS WALT
Markus Walt Director
February 19, 2026	By:	/s/ HENRY W. WINSHIP
Henry W. Winship Director
February 19, 2026	By:	/s/ MARK N. ZENUK
Mark N. Zenuk Director and Chair of the Board of Directors

S-2