Form 10-Q
period 2026-03-31
Bunge Global SA
filed 2026-04-29
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of April 27, 2026, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:194,018,115

BUNGE GLOBAL SA

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$21,861	$11,643
Cost of goods sold	(21,095)	(11,046)
Gross profit	766	597
Selling, general and administrative expenses	(531)	(380)
Interest income	45	59
Interest expense	(181)	(104)
Foreign exchange gains (losses) – net	(94)	25
Other income (expense) – net	53	82
Income (loss) from affiliates	3	5
Income (loss) before income tax	61	284
Income tax (expense) benefit	14	(80)
Net income (loss)	75	204
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	(3)
Net income (loss) attributable to Bunge shareholders (Note 18)	$68	$201
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$0.35	$1.50

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$0.35	$1.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$75	$204
Other comprehensive income (loss):
Foreign exchange translation adjustment	64	266
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(1) in 2026 and $(3) in 2025	(15)	(38)
Reclassification of net (gains) losses to net income, net of zero tax expense (benefit) in 2026 and 2025.	12	—
Total other comprehensive income (loss)	61	228
Total comprehensive income (loss)	136	432
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1)	(16)
Total comprehensive income (loss) attributable to Bunge	$135	$416
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$839	$1,135
Time deposits under trade structured finance program (Note 3)	102	208
Trade accounts receivable (net of allowances of $174 and $156) (Note 4)	3,975	3,870
Inventories (Note 5)	15,428	13,198
Assets held for sale (Note 2)	196	191
Other current assets (Note 6)	6,554	5,789
Total current assets	27,094	24,391
Property, plant and equipment, net	11,877	11,678
Operating lease assets	1,733	1,686
Goodwill	3,291	3,141
Other intangible assets, net	304	309
Investments in affiliates	1,276	1,495
Deferred income taxes	934	890
Other non-current assets (Note 7)	1,067	938
Total assets	$47,576	$44,528
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$3,245	$3,883
Current portion of long-term debt (Note 13)	1,361	1,337
Letter of credit obligations under trade structured finance program (Note 3)	102	208
Trade accounts payable (includes $825 and $559 carried at fair value) (Note 11)	6,176	4,881
Current operating lease obligations	501	499
Liabilities held for sale (Note 2)	60	61
Other current liabilities (Note 10)	5,495	4,258
Total current liabilities	16,940	15,127
Long-term debt (Note 13)	9,947	8,831
Deferred income taxes	929	988
Non-current operating lease obligations	1,135	1,097
Other non-current liabilities (Note 16)	1,148	1,063
Redeemable noncontrolling interest	51	53
Equity (Note 17):
Registered shares, par value $0.01; authorized not issued – 33,632,445 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2026 – 194,015,131 shares, 2025 – 193,408,656 shares	2	2
Additional paid-in capital	9,811	9,841
Retained earnings	13,216	13,152
Accumulated other comprehensive income (loss) (Note 17)	(6,017)	(6,084)
Treasury shares, at cost; 2026 - 14,496,632 shares and 2025 - 15,103,107 shares	(967)	(1,007)
Total Bunge shareholders’ equity	16,045	15,904
Noncontrolling interests	1,381	1,465
Total equity	17,426	17,369
Total liabilities, redeemable noncontrolling interest and equity	$47,576	$44,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$75	$204
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(102)	(84)
Depreciation, depletion and amortization	238	120
Share-based compensation expense	23	19
Deferred income tax expense (benefit)	(58)	22
Results from affiliates	(3)	(5)
Other, net	12	25
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(1)	(136)
Inventories	(2,169)	(1,245)
Secured advances to suppliers	(124)	(39)
Trade accounts payable and accrued liabilities	1,003	898
Advances on sales	(77)	(140)
Net unrealized (gains) losses on derivative contracts	958	27
Margin deposits	(295)	21
Recoverable and income taxes, net	77	77
Marketable securities	(98)	(35)
Other, net	—	(14)
Cash provided by (used for) operating activities	(541)	(285)
INVESTING ACTIVITIES
Payments made for capital expenditures	(336)	(310)
Acquisitions of businesses (net of cash acquired)	(105)	—
Proceeds from investments	681	339
Payments for investments	(443)	(455)
Settlements of net investment hedges	—	4
Proceeds from sale of investments in affiliates	—	100
Payments for investments in affiliates	(5)	(25)
Other, net	26	67
Cash provided by (used for) investing activities	(182)	(280)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	(799)	118
Proceeds from short-term debt with maturities greater than three months	706	495
Repayments of short-term debt with maturities greater than three months	(546)	(160)
Proceeds from long-term debt	1,198	1
Repayments of long-term debt	(8)	(56)
Dividends paid to registered and common shareholders	(136)	(91)
Capital contributions from (Return of capital to) noncontrolling interest	16	7
Sale of redeemable noncontrolling interest	—	206
Acquisition of noncontrolling interest	—	(18)
Other, net	(25)	(12)
Cash provided by (used for) financing activities	406	490
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2)	(4)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(319)	(79)
Cash and cash equivalents, and restricted cash - beginning of period	1,166	3,328
Cash and cash equivalents, and restricted cash - end of period	$847	$3,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2026	$53	193,408,656	$2	15,103,107	$(1,007)	$9,841	$13,152	$(6,084)	$1,465	$17,369
Net income (loss)	(1)	—	—	—	—	—	68	—	8	76
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	67	(5)	62
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	(1)	—	—	17	16
Measurement period adjustment (Note 2)	—	—	—	—	—	—	—	—	(101)	(101)
Share-based compensation expense	—	—	—	—	—	23	—	—	—	23
Issuance of registered shares, including stock dividends	—	606,475	—	(606,475)	40	(52)	(4)	—	—	(16)
Balance, March 31, 2026	$51	194,015,131	$2	14,496,632	$(967)	$9,811	$13,216	$(6,017)	$1,381	$17,426

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income (loss)	(1)	—	—	—	—	—	201	—	4	205
Other comprehensive income (loss)	—	—	—	—	—	—	—	215	13	228
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(1)	(1)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	7	7
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	4	—	—	(89)	(85)
Share-based compensation expense	—	—	—	—	—	19	—	—	—	19
Issuance of common shares, including stock dividends	—	432,317	—	(432,317)	38	(47)	(5)	—	—	(14)
Balance, March 31, 2025	$49	134,396,552	$1	20,885,990	$(1,511)	$5,490	$13,034	$(6,436)	$966	$11,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2025 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, forming part of Bunge’s 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.
On July 2, 2025, Bunge completed its previously announced acquisition ("Acquisition") of Viterra Limited ("Viterra"). See Note 2- Acquisitions and Dispositions for further details. The condensed consolidated statement of income includes results attributable to Viterra from the date of the Acquisition. Therefore, results attributable to Viterra are not included in the condensed consolidated statement of income for the three months ended March 31, 2025.
Effective in the third quarter of 2025, the Company changed its segment reporting to align with its new value chain operational structure as a result of the Viterra Acquisition. Corresponding prior period amounts have been recast to conform to current period presentation. Further, during the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor to the Company’s previously reported segment results or the consolidated financial statements. See Note 19- Segment Information for further details.
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

(US$ in millions)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$839	$3,245
Restricted cash included in Other current assets	8	4
Total	$847	$3,249
Cash paid for income taxes, net of refunds received, was $60 million and $2 million for the three months ended March 31, 2026, and 2025, respectively. Cash paid for interest expense was $186 million and $111 million for the three months ended March 31, 2026, and 2025, respectively.
New Accounting Pronouncements and Disclosure Rules
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The adoption of this standard will result in expanded disclosure in the Company's footnotes, but it is not expected to have an impact on the Company's consolidated financial position or results of operations.

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

(US$ in millions)	July 2, 2025
Cash and cash equivalents	$1,143
Time deposits under trade structured finance program	481
Trade accounts receivable	1,301
Inventories	5,720
Assets held for sale	688
Other current assets	2,575
Property, plant and equipment	5,095
Operating lease assets	775
Other intangible assets (1)	24
Investments in affiliates	378
Deferred income taxes	192
Other non-current assets	256
Total assets acquired	18,628
Liabilities
Short-term debt	1,131
Current portion of long-term debt (2)	1,231
Letter of credit obligations under trade structured finance program	481
Trade accounts payable	1,520
Current operating lease obligations	248
Liabilities held for sale	227
Other current liabilities	2,066
Long-term debt (2)	2,206
Deferred income taxes	600
Non-current operating lease obligations	482
Other non-current liabilities	288
Net assets acquired	8,148
Less: Noncontrolling interests	(340)
Goodwill (3)	2,809
Fair value of consideration transferred	$10,617
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
(3)    Goodwill was assigned to reportable segments as follows, $1,144 million to Softseed Processing and Refining, $851 million to Soybean Processing and Refining, and $814 million to Grain Merchandising and Milling. The goodwill is primarily attributable to expected synergies and the assembled workforce of Viterra. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized to earnings but instead will be reviewed at least annually for impairment.
International Flavors and Fragrances Purchase Agreement
On August 5, 2025, Bunge entered into an asset purchase agreement with Solae, L.L.C. to acquire substantially all assets related to the lecithin, soy protein concentrate and crush businesses of International Flavors and Fragrances, Inc. ("IFF"). On March 1, 2026, the acquisition closed in accordance with the terms of the agreement in exchange for total cash consideration of $105 million, subject to the finalization of certain acquisition closing adjustments.
The acquisition of these certain businesses of IFF is accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at their acquisition date fair value. The valuation of the assets acquired and liabilities assumed has not yet been finalized, and as a result, preliminary estimates have been recorded and are subject to change. Any necessary adjustments from Bunge's preliminary estimates will be finalized within one year from the date of the acquisition completion. Measurement period adjustments will be recorded in the period determined, as if it had been completed at the acquisition date. The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date, as included in Bunge's condensed consolidated balance sheet. Net assets acquired were primarily recorded in the Tropical Oils and Specialty Ingredients and Soybean Processing and Refining segments.

(US$ in millions)	March 1, 2026
Trade accounts receivable	$24
Inventories	48
Other current assets	9
Property, plant and equipment, net	60
Intangibles	8
Total assets acquired	149
Liabilities
Trade accounts payable and accrued liabilities	39
Other current liabilities	6
Net assets acquired	104
Goodwill	1
Fair value of consideration transferred	$105
Dispositions
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

The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of March 31, 2026. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $193 million and $2 million under the Tropical Oils and Specialty Ingredients segment and Corporate and Other, respectively. Liabilities held for sale comprise $58 million and $2 million under the Tropical Oils and Specialty Ingredients segment and Corporate and Other, respectively.

(US$ in millions)	March 31, 2026
Trade accounts receivable	$52
Inventories	34
Other current assets	6
Property, plant and equipment, net	86
Operating lease assets	2
Goodwill & Other intangible assets, net	13
Other non-current assets	2
Total assets held for sale	$195

Trade accounts payable and accrued liabilities	$46
Other current liabilities	2
Deferred income taxes	1
Other non-current liabilities	11
Total liabilities held for sale	$60
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge agreed to divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"). BISA operates three industrial facilities in the Iberian Peninsula. On March 4, 2025, the transaction closed in accordance with the terms of the definitive stock purchase agreement for a total net amount of approximately $206 million in cash and $80 million in deferred consideration. Following transaction close, Bunge retains a controlling financial interest in BISA and continues to consolidate the entity. On April 1, 2026, Bunge collected the $80 million in deferred consideration, which will be recognized as a financing cash inflow within Sale of redeemable noncontrolling interest in the condensed consolidated statement of cash flows.
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
As of March 31, 2026, and December 31, 2025, time deposits and LCs of $10,948 million and $10,437 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. Time deposits and LCs that do not meet the offsetting requirements under ASC 210-20 are reported on the condensed consolidated balance sheet within Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The carrying amounts of these financial instruments approximate their fair values. At March 31, 2026, and December 31, 2025, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.40% and 3.56%, respectively.
As part of the trade structured finance activities, the LCs originated using the time deposits described above may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet and does not service the asset. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. During the three months ended March 31, 2026, and 2025, total net proceeds from discounting of LCs were $2,216 million and $1,699 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current assets, or Other current liabilities, including any unrealized gain or loss on changes in SOFR, is not significant as of March 31, 2026 or December 31, 2025. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025 are included in Note 12- Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three month periods ended March 31, 2026, and 2025.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Three Months Ended March 31, 2026
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2026	$156	$41	$197
Current period provisions	29	2	31
Recoveries	(13)	—	(13)
Write-offs charged against the allowance	(1)	—	(1)
Foreign exchange translation differences	3	—	3
Allowance as of March 31, 2026	$174	$43	$217
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Three Months Ended March 31, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	9	—	9
Recoveries	(9)	—	(9)
Write-offs charged against the allowance	(11)	—	(11)
Foreign exchange translation differences	2	1	3
Allowance as of March 31, 2025	$80	$25	$105
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

On March 31, 2026, Bunge and certain of its subsidiaries amended the Program which increased its aggregate size by $500 million to an aggregate of $2.0 billion. The amendment also decreased the size of the accordion feature under the Program, which allows Bunge to request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments, by $500 million reducing from $1.0 billion to $500 million. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on December 16, 2026, with a feature that permits Bunge to request 364-day extensions.
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

(US$ in millions)	March 31, 2026	December 31, 2025
Receivables sold which were derecognized from Bunge's balance sheet	$1,287	$1,174
Receivables pledged to the administrative agent and included in Trade accounts receivable	$489	$182
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2026	2025
Gross receivables sold	$3,643	$3,091
Proceeds received in cash related to transfers of receivables	$3,632	$3,078
Cash collections from customers on receivables previously sold	$3,530	$3,156
Discounts related to gross receivables sold included in Selling, general, and administrative expenses	$11	$13

5.    INVENTORIES
Inventories by reportable segment consist of the following:

(US$ in millions)	March 31, 2026	December 31, 2025
Soybean Processing and Refining	$7,480	$5,378
Softseed Processing and Refining	2,964	2,663
Tropical Oils and Specialty Ingredients	1,028	924
Grain Merchandising and Milling	3,956	4,233
Total	$15,428	$13,198
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.

RMI by reportable segment consist of the following:

(US$ in millions)	March 31, 2026	December 31, 2025
Soybean Processing and Refining	$6,863	$4,772
Softseed Processing and Refining	2,498	2,371
Tropical Oils and Specialty Ingredients	403	306
Grain Merchandising and Milling	3,664	3,912
Total	$13,428	$11,361

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2026	December 31, 2025
Unrealized gains on derivative contracts, at fair value	$2,178	$1,534
Prepaid commodity purchase contracts (1)	464	284
Secured advances to suppliers, net (2)	350	455
Recoverable taxes, net	562	636
Margin deposits	1,157	850
Marketable securities and other short-term investments (3)	760	861
Income taxes receivable	229	234
Prepaid expenses	330	342
Restricted cash	8	31
Disposition receivable (4)	80	80
Other	436	482
Total	$6,554	$5,789
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $6 million and $20 million at March 31, 2026, and December 31, 2025, respectively.
(-)    Interest earned on secured advances to suppliers of $10 million and $5 million for the three months ended March 31, 2026, and 2025, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	March 31, 2026	December 31, 2025
Foreign government securities	$112	$146
Certificates of deposit/time deposits	354	503
Equity securities	4	4
Other	290	208
Total	$760	$861

As of March 31, 2026, and December 31, 2025, $211 million and $150 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended March 31, 2026, and 2025, unrealized gains of $1 million and $21 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at March 31, 2026, and 2025.
(4)    On March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at March 31, 2026, and collected on April 1, 2026. See Note 2- Acquisitions and Dispositions for further information.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2026	December 31, 2025
Recoverable taxes, net (1)	$140	$143
Judicial deposits (1)	108	103
Other long-term receivables, net (2)	44	16
Income taxes receivable (1)	127	132
Long-term investments (3)	142	136
Affiliate loans receivable	12	12
Long-term receivables from farmers in Brazil, net (1)	183	96
Unrealized gains on derivative contracts, at fair value	3	8
Long-term pension surplus	146	148
Other	162	144
Total	$1,067	$938
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian and Canadian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4- Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of March 31, 2026, and December 31, 2025, $29 million and $28 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil. Recoverable taxes are reported net of allowances of $6 million at March 31, 2026, and December 31, 2025.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14- Related Party Transactions. Certain long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6- Other

Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year. The balance is reported net of allowances of $33 million and $31 million at March 31, 2026 and December 31, 2025, respectively.

8.    VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with BCAR to the extent included in Bunge’s condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$114	$226
Trade accounts receivable	2	3
Inventories	65	58
Other current assets	97	37
Total current assets	278	324
Property, plant and equipment, net	813	714
Total assets	$1,091	$1,038

Current liabilities:
Trade accounts payable and accrued liabilities	$69	$81
Other current liabilities	102	45
Total liabilities	$171	$126
Non-Consolidated Variable Interest Entities
For information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company's related maximum exposure to losses associated with such investments, please refer to Note 11 - Investments in Affiliates and Variable Interest Entities, included in the Company's 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.

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

Income tax benefit for the three months ended March 31, 2026 was $14 million compared to income tax expense for the three months ended March 31, 2025 of $80 million. The effective tax rate for the three months ended March 31, 2026, was lower than the U.S. statutory rate of 21% primarily due to South America foreign exchange benefits recorded discretely during the quarter. The effective tax rate for the three months ended March 31, 2025, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2026	December 31, 2025
Unrealized losses on derivative contracts at fair value	$2,992	$1,408
Accrued liabilities	1,198	1,390
Advances on sales (1)	740	814
Dividends payable (2)	—	135
Income tax payable	72	103
Contingent consideration (3)	19	18
Other	474	390
Total	$5,495	$4,258
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
(2)    See Note 17- Equity.
(3) In the fourth quarter of 2025, Bunge completed the acquisition of an oilseed crush facility from Varthomio ("ViOil") in western Ukraine. In connection with the acquisition, Bunge has recognized an obligation of $19 million at March 31, 2026 relating to contingent cash consideration to be settled within one year from the date of the close of the transaction.

11.    FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as Trade accounts receivable and Trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, Trade accounts payable, and Short-term debt are generally stated at their carrying value, which is a reasonable estimate of fair value. See Note 3- Trade Structured Finance Program for trade structured finance program, Note 7- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 13- Debt for short- and long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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
For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2026				December 31, 2025
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$33	$—	$33	$1	$90	$—	$91
Readily marketable inventories (Note 5)	—	10,896	2,532	13,428	—	9,954	1,407	11,361
Unrealized gain on derivative contracts (2):
Interest rate	3	12	—	15	—	13	—	13
Foreign exchange	1	629	—	630	—	327	—	327
Commodities	274	707	261	1,242	179	706	227	1,112
Freight	26	—	—	26	33	—	—	33
Energy	262	2	—	264	56	—	—	56
Credit	—	4	—	4	—	1	—	1
Other (3)	82	158	—	240	117	61	—	178
Total assets	$648	$12,441	$2,793	$15,882	$386	$11,152	$1,634	$13,172
Liabilities:
Trade accounts payable (1)	$—	$489	$336	$825	$—	$464	$95	$559
Unrealized loss on derivative contracts (4):
Interest rate	3	140	—	143	—	120	—	120
Foreign exchange	6	505	—	511	—	329	—	329
Commodities	527	1,483	264	2,274	154	581	206	941
Freight	65	—	—	65	53	—	—	53
Energy	180	1	—	181	84	—	—	84
Credit	—	3	—	3	—	1	—	1
Total liabilities	$781	$2,621	$600	$4,002	$291	$1,495	$301	$2,087
(1)    These payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $3 million and $8 million included in Other non-current assets at March 31, 2026, and December 31, 2025, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $185 million and $120 million included in Other non-current liabilities at March 31, 2026, and December 31, 2025, respectively.
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

Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3, as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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
Marketable securities and investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less liquid prices are valued using third-party quotes or pricing models and classified as Level 2 or Level 3, as described below.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026, and 2025. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2026
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2026	$1,407	$21	$(95)	$1,333
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	560	(12)	10	558
Purchases	2,286	—	(270)	2,016
Sales	(1,355)	—	—	(1,355)
Settlements	—	—	24	24
Transfers into Level 3	742	19	(7)	754
Transfers out of Level 3	(1,127)	(27)	6	(1,148)
Translation adjustment	19	(4)	(4)	11
Balance, March 31, 2026	$2,532	$(3)	$(336)	$2,193
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $591 million, $(86) million and less than $10 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2026.

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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $76 million, $(9) million and $8 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2025.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, selling, general and administrative costs, and foreign denominated contractual payments using currency forwards and cross-currency swaps. The change in the value of the derivative is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the derivative is reclassified to the condensed consolidated statements of income (loss). These hedges mature at various times through September 2028. Of the amount currently in Accumulated other comprehensive income (loss), less than $4 million of deferred losses, based on transaction maturities, are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	March 31, 2026	December 31, 2025	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$7,400	$6,500	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(135)	$(108)	$ Notional
Carrying value of hedged debt	$7,188	$6,321	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$80	$86	$ Notional
Foreign currency option - notional amount	$63	$84	$ Notional
Cross currency swaps - notional amount	$588	$588	$ Notional
Carrying value of hedged debt under the cross currency swap	$547	$556	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$101	$149	$ Notional
Carrying value of non-derivative hedging instrument	$235	$235	$ Notional
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
The table below summarizes the volume of economic derivatives as of March 31, 2026, and December 31, 2025. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2026		2025		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$1,195	$(2,057)	$575	$(1,421)	$ Notional
Futures	$5	$—	$17	$—	$ Notional
Forwards	$239	$(239)	$248	$(248)	$ Notional
Currency
Forwards	$22,129	$(18,152)	$17,990	$(14,387)	$ Notional
Swaps	$3,820	$(2,096)	$4,337	$(2,552)	$ Notional
Futures	$164	$—	$151	$—	$ Notional
Options	$34	$(83)	$26	$(44)	Delta
Agricultural commodities
Forwards	51,042,814	(70,753,026)	45,562,983	(70,869,295)	Metric Tons
Swaps	—	(489,883)	—	—	Metric Tons
Futures	—	(20,544,284)	—	(12,270,722)	Metric Tons
Options	17,325	(2,842,776)	104,572	(546,978)	Metric Tons
Ocean freight
FFA	—	(7,237)	—	(6,285)	Hire Days
Natural gas
Forwards	266,977	—	786,919	—	MMBtus
Swaps	1,827,014	—	5,760,755	—	MMBtus
Futures	9,888,381	—	609,579	—	MMBtus
Electricity
Futures	143,210	—	139,435	—	MWh
Energy - other
Swaps	320,844	—	449,326	—	Metric Tons
Futures	—	(30,500)		—	Metric Tons
Energy - CO2
Futures	664,000	—	503,000	—	Metric Tons
Options	—	—	100,000	—	Metric Tons
Other
Swaps and futures	$160	$(150)	$130	$(130)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2026, and 2025.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2026	2025
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$—

Cost of goods sold
Economic hedges	Foreign currency	$337	$125
	Commodities	(1,267)	(145)
	Other (1)	57	9
Total Cost of goods sold		$(873)	$(11)

Interest expense
Hedge accounting	Interest rate	$(14)	$(22)
Economic hedges	Interest rate	(1)	—
Total Interest expense		$(15)	$(22)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$(13)	$—
Economic hedges	Foreign currency	(143)	45
Total Foreign exchange (losses) gains – net		$(156)	$45

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(11)	$6
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(4)	$(44)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$12	$—
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	March 31, 2026	December 31, 2025
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$—	$600
Commercial paper program	50	300
Other short-term debt	3,195	2,983
Total Short-term debt (1)	3,245	3,883
Current portion of long-term debt	1,361	1,337
Total Short-term debt and Current portion of long-term debt (2)	4,606	5,220
Long-term debt: (3)
Term loan due 2027 - SOFR plus 1.000%	250	250
Term loan due 2028 - SOFR plus 1.200%	250	250
Term loan due 2028 - SOFR plus 1.100%	300	300
Term loan due 2028 - SOFR plus 1.100%	1,000	1,000
2.00% Senior Notes due 2026 (4)	579	575
3.25% Senior Notes due 2026	700	700
4.90% Senior Notes due 2027	442	443
3.75% Senior Notes due 2027	599	599
1.00% Senior Notes due 2028 - Euro	766	779
4.10% Senior Notes due 2028	398	398
4.20% Senior Notes due 2029	795	794
4.55% Senior Notes due 2030	645	645
3.20% Senior Notes due 2031	559	557
2.75% Senior Notes due 2031	994	994
5.25% Senior Notes due 2032	306	307
4.80% Senior Notes due 2033	495	—
4.65% Senior Notes due 2034	792	791
5.15% Senior Notes due 2035	644	643
5.15% Senior Notes due 2036	694	—
Cumulative adjustment to long-term debt from application of hedge accounting	(154)	(128)
Other long-term debt	254	271
Subtotal (5)	11,308	10,168
Less: Current portion of long-term debt	(1,361)	(1,337)
Total Long-term debt (6)	9,947	8,831
Total debt	$14,553	$14,051
(1)    In the fourth quarter of 2025, Bunge completed the acquisition of ViOil. In connection with the acquisition, Bunge has recognized an obligation of $32 million at March 31, 2026 relating to deferred cash consideration to be settled within one year from the date of the close of the transaction.
(2)    Includes secured debt of $987 million and $1,024 million at March 31, 2026, and December 31, 2025, respectively. The balance includes $476 million and $535 million of secured debt collateralized by inventory at March 31, 2026 and December 31, 2025, respectively.
(3)    Variable interest rates are as of March 31, 2026.
(4)    Upon maturity on April 21, 2026, Bunge repaid the balance outstanding of the 2.00% Senior Notes due 2026.

(5)    The fair value (Level 2) of long-term debt, including current portion, is $11,274 million and $10,220 million at March 31, 2026, and December 31, 2025, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(6)    Includes secured debt of $151 million and $159 million at March 31, 2026, and December 31, 2025, respectively.
Senior Notes
In March 2026, Bunge Limited Finance Corp ("BLFC"), a wholly owned finance subsidiary of Bunge, completed the sale and issuance of (i) $500 million aggregate principal amount of 4.800% senior notes due 2033, and (ii) $700 million aggregate principal amount of 5.150% senior notes due 2036 (collectively, the "2026 Senior Notes"). The 2026 Senior Notes total an aggregate principal amount of $1.2 billion and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and BLFC with the SEC. The net proceeds of the offering were approximately $1.19 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 10% or less of total Cost of goods sold for the three months ended March 31, 2026, and 2025. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 3% or less of total Net sales for the three months ended March 31, 2026, and 2025.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2026, and 2025, such services were not material to the Company's consolidated results.
At March 31, 2026, and at December 31, 2025, receivables related to the above related party transactions comprised approximately 4% or less of total Trade accounts receivable. At March 31, 2026, and December 31, 2025, payables related to the above related party transactions comprised approximately 3% or less of total Trade accounts payable.
Further, as referenced in Note 6- Other Current Assets and Note 7- Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At March 31, 2026, and at December 31, 2025, advances to unconsolidated investees comprised approximately 3% or less of total Other current assets and 9% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.
15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily from indemnities provided to third parties and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. Included in Other non-current liabilities as of March 31, 2026, and December 31, 2025, are the following amounts related to these matters:

(US$ in millions)	March 31, 2026	December 31, 2025
Non-income tax claims	$92	$86
Labor claims	40	35
Civil and other claims	284	276
Asset retirement obligations	106	110
Total	$522	$507

Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amount.
As of March 31, 2026, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	March 31, 2026	December 31, 2025
ICMS	1990 to Present	$166	$155
PIS/COFINS	2002 to Present	$594	$490
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers, customers, and government entities.
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2026:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$29	$247
Residual value guarantee (2)	—	319
Total	$29	$566
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2041. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on the amounts drawn under guaranteed debt facilities at March 31, 2026, Bunge's potential liability was $219 million, and it has recorded $29 million of obligations related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term, if certain terms are elected by Bunge. These leases expire at various dates from 2027 through 2031. At March 31, 2026, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
Indemnities—Over the years, Bunge has entered into various agreements to divest certain business activities which included indemnification provisions primarily related to legal claims. These indemnities have varying terms, with some expiring in 10 years or less and others having no stated expiration date. At both March 31, 2026 and December 31, 2025, Bunge recognized a $125 million obligation in Other non-current liabilities related to these indemnities and had maximum potential future payments of $1.6 billion.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	March 31, 2026	December 31, 2025
Labor, legal, and other provisions	$577	$551
Pension, postretirement, and post-employment obligations	182	180
Uncertain income tax positions (1)	85	77
Unrealized losses on derivative contracts, at fair value (2)	185	120
Other	119	135
Total	$1,148	$1,063
(1)See Note 9- Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — On March 9, 2026, Bunge Global SA's Board of Directors approved a new program for the repurchase of up to $3.0 billion of Bunge's issued and outstanding registered shares. As of March 31, 2026, remaining purchase authorizations associated with programs approved prior to March 9, 2026 were $249 million. Total aggregate remaining purchase authorizations were $3.2 billion as of March 31, 2026. During the three months ended March 31, 2026, Bunge did not repurchase any shares related to these programs. The programs have an indefinite term.
Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended March 31,
	2026	2025
Dividends paid per share	$0.70	$0.68
Dividend distributions are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. On May 15, 2025, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.80 per share, payable in four equal quarterly installments of $0.70 per share beginning in the second quarter of fiscal year 2025 and ending in the first quarter of fiscal year 2026. The next annual shareholder meeting is scheduled to occur on May 20, 2026 with a proposal for the approval of a cash dividend distribution in the amount of $2.88 per share, payable in four equal quarterly installments of $0.72 per share.
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At March 31, 2026, and December 31, 2025, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled zero and $135 million, respectively, see Note 10- Other Current Liabilities.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$(5,623)	$(418)	$(43)	$(6,084)
Other comprehensive income (loss) before reclassifications	70	(15)	—	55
Amount reclassified from accumulated other comprehensive income (loss)	—	12	—	12
Balance, March 31, 2026	$(5,553)	$(421)	$(43)	$(6,017)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(6,253)	$(309)	$(140)	$(6,702)
Other comprehensive income (loss) before reclassifications	253	(38)	—	215
Sale of redeemable noncontrolling interest	48	3	—	51
Balance, March 31, 2025	$(5,952)	$(344)	$(140)	$(6,436)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(US$ in millions, except for share data)	2026	2025
Net income (loss) attributable to Bunge shareholders	$68	$201

Weighted-average number of shares outstanding:
Basic	193,753,107	134,061,601
Effect of dilutive shares:
—stock options and awards (1)	1,980,558	1,346,222
Diluted	195,733,665	135,407,823

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$0.35	$1.50
Net income (loss) attributable to Bunge shareholders—diluted	$0.35	$1.48
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three months ended March 31, 2026, and 2025, respectively.

19.    SEGMENT INFORMATION
Effective in the third quarter of 2025, the Company changed its reportable segments to align with its new value chain operational structure as a result of the completion of the Acquisition of Viterra. Further, during the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor the Company’s previously reported segment results and consolidated financial statements. See Note 1- Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies.
Following the changes, the Company's operations are organized, managed, and classified into four reportable segments- Soybean Processing and Refining, Softseed Processing and Refining, Tropical Oils and Specialty Ingredients, and Grain Merchandising and Milling, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.
The Soybean Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of soybeans and soybean related products, as well as biodiesel and fertilizer production and distribution. The Softseed Processing and Refining segment is a globally integrated business principally involved in the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of softseeds (canola/rapeseed and sunflower seed) and softseed related products, as well as biodiesel production and distribution. The Tropical Oils and Specialty Ingredients segment is a globally integrated business principally involved in products of a specialty nature, including the purchase, storage, transportation, processing, distribution, refining, marketing, and sale of these related products. The Grain Merchandising and Milling segment involves the purchase, storage, transportation, distribution, and marketing of certain commodities primarily consisting of corn, wheat, barley, cotton, pulses, and sugar; activities also include the milling of wheat and sugar; and related services including ocean freight and financial services.
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

	Three Months Ended March 31, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$9,552	$3,904	$1,228	$7,177	$—	$21,861	$—	$21,861
Inter–segment revenues	182	433	98	526	(1,239)		—	—
Raw materials cost	(8,662)	(3,515)	(905)	(6,907)	—		4	(19,985)
Industrial expenses- fixed	(266)	(133)	(82)	(136)	—		2	(615)
Industrial expenses- variable	(142)	(78)	(27)	(24)	—		—	(271)
Depreciation	(84)	(42)	(26)	(65)	—		(7)	(224)
Selling, general and administrative expenses	(143)	(61)	(61)	(127)	—		(139)	(531)
Other segment items (1)	(46)	1	(17)	6			5	(51)
EBIT	209	76	110	(76)	—	319	(135)	184

Depreciation, depletion and amortization	(84)	(43)	(34)	(70)	—	(231)	(7)	(238)
Income (loss) from affiliates	5	—	—	—		5	(2)	3
Total assets	18,636	7,894	4,147	14,273	—	44,950	2,626	47,576
Capital expenditures	153	24	114	42	—	333	3	336

	Three Months Ended March 31, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate & Other	Total Bunge Consolidated
Net sales to external customers	$6,661	$1,515	$1,083	$2,384	$—	$11,643	$—	$11,643
Inter–segment revenues	153	361	87	292	(893)		—	—
Raw materials cost	(5,968)	(1,281)	(899)	(2,218)	—		8	(10,358)
Industrial expenses- fixed	(200)	(64)	(67)	(62)	—		7	(386)
Industrial expenses- variable	(109)	(42)	(27)	(13)	—		—	(191)
Depreciation	(49)	(19)	(22)	(16)	—		(5)	(111)
Selling, general and administrative expenses	(109)	(35)	(58)	(59)	—		(119)	(380)
Other segment items (1)	45	8	(5)	30	—		33	111
EBIT	271	82	5	46	—	404	(76)	328

Depreciation, depletion and amortization	(49)	(19)	(30)	(17)	—	(115)	(5)	(120)
Income (loss) from affiliates	11	(5)	—	(1)	—	5	—	5
Total assets	11,488	2,612	3,277	5,094	—	22,471	4,189	26,660
Capital expenditures	150	11	124	18	—	303	7	310
(1)    Other segment items for each reportable segment includes Foreign exchange gains (losses) – net, Other income (expense) – net, Income (loss) from affiliates, and EBIT – Noncontrolling interests, which includes Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
A reconciliation of Total reportable segment EBIT to Income (loss) before income tax follows:

	Three Months Ended March 31,
(US$ in millions)	2026	2025
Total reportable segment EBIT	$319	$404
Corporate and Other EBIT	(135)	(76)
EBIT - Noncontrolling interests	13	1
Interest income	45	59
Interest expense	(181)	(104)
Income (loss) before income tax	$61	$284

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

	Three Months Ended March 31, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$7,747	$2,827	$23	$6,604	$—	$17,201
Sales from contracts with customers (ASC 606)	1,805	1,077	1,205	573	—	4,660
Net sales to external customers	$9,552	$3,904	$1,228	$7,177	$—	$21,861

	Three Months Ended March 31, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$5,359	$714	$10	$1,897	$—	$7,980
Sales from contracts with customers (ASC 606)	1,302	801	1,073	487	—	3,663
Net sales to external customers	$6,661	$1,515	$1,083	$2,384	$—	$11,643

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
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors, as well as other risks and uncertainties set forth from time to time in reports subsequently filed with the SEC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2026 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2025, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended March 31, 2026, for a discussion of our internal controls over financial reporting.
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
This section is inclusive of the results of operations of Viterra from the date of Acquisition. Therefore, results attributable to Viterra are not included in the condensed consolidated statement of income for the three months ended March 31, 2025. As such, the Acquisition of Viterra is frequently one of the primary drivers of the year-over-year variances discussed throughout this section.
Non-U.S. GAAP Financial Measures
Total earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate reportable segment operating activities as well as Corporate and Other results. Bunge also uses Segment EBIT, Corporate and Other EBIT, and Total EBIT to evaluate the operating performance of Bunge’s reportable segments and Total reportable segments together with Corporate and Other activities. Segment EBIT is the aggregate of the EBIT of each of Bunge’s Soybean Processing and Refining, Softseed Processing and Refining, Tropical Oils and Specialty Ingredients, and Grain Merchandising and Milling reportable segments. Total EBIT is the aggregate of the EBIT of Bunge’s reportable segments, together with Corporate and Other activities. Bunge’s management believes Segment EBIT, Corporate and Other EBIT, and Total EBIT are useful measures of operating profitability since the measures allow for an evaluation of performance without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge shareholders, the most directly comparable U.S. GAAP financial measure. Further, Total EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT below.
Executive Summary
Net Income (Loss) Attributable to Bunge Shareholders - For the three months ended March 31, 2026, Net income attributable to Bunge shareholders was $68 million, a decrease of $133 million compared to $201 million, for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily due to lower Segment EBIT and Corporate and Other EBIT, as further discussed in the Segment Results section below. In addition, the decrease is due to higher net interest expense as a result of increased debt levels to finance the Viterra Acquisition, partially offset by an income tax benefit recorded in the current period compared to an expense in the prior period, as further described in the Consolidated Results of Operations section below.
Net income (loss) attributable to Bunge shareholders - Earnings per share - Diluted - For the three months ended March 31, 2026, Net income attributable to Bunge shareholders - diluted, was $0.35 per share, a decrease of $1.13 per share, compared to $1.48 per share for the three months ended March 31, 2025. The decrease is primarily due to lower Net income attributable to Bunge shareholders discussed above, as well as dilution from the issuance of registered shares as part of the Viterra Acquisition.
Total EBIT - For the three months ended March 31, 2026, Total EBIT was $184 million, a decrease of $144 million compared to $328 million for the three months ended March 31, 2025. The decrease in Total EBIT for the three months ended March 31, 2026, was primarily due to lower Segment EBIT, resulting primarily from less favorable results in our

Grain Merchandising and Milling and Soybean Processing and Refining segments, as well as lower Corporate and Other EBIT, resulting from higher Selling, general and administrative expense. These decreases were partially offset by more favorable results in our Tropical Oils and Specialty Ingredients segment. The Segment Overview section below provides further details as well as a reconciliation of Net income attributable to Bunge shareholders to Total EBIT.
Liquidity and Capital Resources – At March 31, 2026, working capital, which equals Total current assets less Total current liabilities, was $10,154 million, an increase of $1,316 million, compared to working capital of $8,838 million at March 31, 2025, and an increase of $890 million, compared to working capital of $9,264 million at December 31, 2025. The increase in working capital at March 31, 2026, compared to March 31, 2025, was primarily due to higher Inventories and Other current assets, partially offset by lower Cash and cash equivalent balances and higher Trade accounts payable and Other current liabilities. The increase in working capital at March 31, 2026, compared to December 31, 2025, was primarily due to higher Inventories, partially offset by higher Trade accounts payable and Other current liabilities, as further discussed in the Liquidity and Capital Resources section below.
Consolidated Results of Operations

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$21,861	$11,643	88%
Cost of goods sold	(21,095)	(11,046)	91%
Gross profit	766	597	28%
Selling, general and administrative expenses	(531)	(380)	40%
Interest income	45	59	(24)%
Interest expense	(181)	(104)	74%
Foreign exchange gains (losses) – net	(94)	25	(476)%
Other income (expense) – net	53	82	(35)%
Income (loss) from affiliates	3	5	(40)%
Income (loss) before income tax	61	284	(79)%
Income tax (expense) benefit	14	(80)	(118)%
Net income (loss)	75	204	(63)%
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	(3)	133%
Net income (loss) attributable to Bunge shareholders	$68	$201	(66)%
Net Sales – Net sales increased 88%, to $21,861 million for the three months ended March 31, 2026. See Segment Results section below for further discussion.
Cost of goods sold - Cost of goods sold increased 91%, to $21,095 million for the three months ended March 31, 2026. The increase in Cost of goods sold was primarily due to higher Net sales as well as overall more unfavorable mark-to-market results in the current period.
Selling, general, and administrative expenses - Selling, general, and administrative expenses increased 40%, to $531 million for the three months ended March 31, 2026. The increase is primarily due to increased labor costs as a result of the Viterra Acquisition.
Interest - Interest income decreased 24%, to $45 million for the three months ended March 31, 2026. Interest expense increased 74%, to $181 million for the three months ended March 31, 2026. Lower interest income is the result of lower average balances in Cash and cash equivalents, partially offset by higher balances in other short-term investments related to funding strategies in Argentina. Higher Interest expense is a result of higher debt levels, driven by the financing of the Viterra Acquisition, partially offset by lower average net interest rates.
Foreign exchange (losses) gains – net - Foreign exchange gains (losses) – net decreased 476%, to a loss of $94 million for the three months ended March 31, 2026. The net loss in the current quarter primarily reflects the impact of hedging costs attributable to monetary assets in South America, as well as net losses in Europe on U.S. dollar-denominated loans payable and net U.S. dollar-denominated monetary liabilities in non-U.S. dollar functional currency operations as a result of a stronger U.S. dollar.

Income Tax (Expense) Benefit - Income tax (expense) benefit decreased 118% to an income tax benefit of $14 million for the three months ended March 31, 2026. The income tax benefit for the three months ended March 31, 2026 was primarily due to tax benefits in South America, as well as lower pre-tax income in 2026.
Segment Overview
Effective in the third quarter of 2025, we changed our reportable segments to align with our new value chain operational structure as a result of the completion of the Acquisition of Viterra. Additionally, during the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor to the Company’s previously reported segment results or the consolidated financial statements. See Note 19- Segment Information to our condensed consolidated financial statements.
Therefore, our operations are now organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. Reportable operations comprise our Soybean Processing and Refining, Softseed Processing and Refining, Tropical Oils and Specialty Ingredients, and Grain Merchandising and Milling reportable segments.
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
Further, we enhanced our volume reporting in the third quarter of 2025 to align with the new segment reporting structure and with the Company's primary income-generating activities. Volumes are now reported as follows:
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
•Tropical Oils and Specialty Ingredients volumes represent sales volumes to third-party customers.
•Grain Merchandising and Milling volumes represent sales volumes to third-party customers.
Corresponding prior period amounts have been recast to conform to the current period presentations described above.

A reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2026	2025
Net income (loss) attributable to Bunge shareholders	$68	$201
Interest income	(45)	(59)
Interest expense	181	104
Income tax expense (benefit)	(14)	80
Noncontrolling interests' share of interest and tax	(6)	2
Total EBIT	$184	$328

Soybean Processing and Refining	209	271
Softseed Processing and Refining	76	82
Tropical Oils and Specialty Ingredients	110	5
Grain Merchandising and Milling	(76)	46
Segment EBIT	319	404

Corporate and Other EBIT	(135)	(76)

Total EBIT	$184	$328

Reportable Segments

Soybean Processing and Refining

	Three Months Ended March 31,
(US$ in millions, except volumes)	2026	2025	% Change
Volumes (in thousand metric tons)
Soybeans processed	10,757	8,110	33%
Soybeans merchandised	5,133	2,233	130%
Refined oil production	857	859	—%
Net sales	$9,552	$6,661	43%
Cost of goods sold	(9,154)	(6,326)	45%
Selling, general and administrative expense	(143)	(109)	31%
Foreign exchange (losses) gains – net	(47)	20	(335)%
EBIT attributable to noncontrolling interests	4	3	33%
Other income (expense) – net	(8)	11	(173)%
Income (loss) from affiliates	5	11	(55)%
Total Soybean Processing and Refining Segment EBIT	$209	$271	(23)%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Soybean Processing and Refining segment Net sales increased 43% to $9,552 million for the three months ended March 31, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher volumes of soybeans merchandised in Brazil, due to higher farmer selling, and increased processed volumes in North America as a result of the current market environment. The increase is also attributable to higher prices across all regions due to strong demand from higher global energy prices as a result of uncertainty from the conflict with Iran, as well as biofuel mandates in North America.

Segment EBIT decreased 23% to $209 million for the three months ended March 31, 2026. The net decrease was primarily driven by lower results in our soybean processing businesses in Brazil and North America due to unfavorable mark-to-market results, as well as foreign currency losses recognized in the current year due to the impact of hedging costs attributable to monetary assets in South America. The decreases above were partially offset by improved results in our soybean processing business in Argentina.
Softseed Processing and Refining

	Three Months Ended March 31,
(US$ in millions, except volumes)	2026	2025	% Change
Volumes (in thousand metric tons)
Softseeds processed	3,281	2,194	50%
Softseeds merchandised	1,406	95	1380%
Refined oil production	773	728	6%
Net sales	$3,904	$1,515	158%
Cost of goods sold	(3,768)	(1,406)	168%
Selling, general and administrative expense	(61)	(35)	74%
Foreign exchange (losses) gains – net	6	16	(63)%
EBIT attributable to noncontrolling interests	(3)	—	100%
Other income (expense) – net	(2)	(3)	(33)%
Income (loss) from affiliates	—	(5)	(100)%
Total Softseed Processing and Refining Segment EBIT	$76	$82	(7)%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Softseed Processing and Refining segment Net sales increased 158% to $3,904 million for the three months ended March 31, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher prices in most regions due to strong demand from higher global energy prices as a result of uncertainty from the conflict with Iran, as well as biofuel mandates in North America. In addition, global sun oil prices were higher due to limited supply from the Black Sea. There were also higher processed volumes of oilseeds in Europe, driven by increased activity in Ukraine as a result of the acquisition of an oilseed crush facility from Varthomio completed in the fourth quarter of 2025.
Segment EBIT decreased 7% to $76 million for the three months ended March 31, 2026. The net decrease was primarily due to lower results in our North America business due to unfavorable mark-to-market results, partially offset by improved results across all other regions due to strong demand that drove higher prices as described above.

Tropical Oils and Specialty Ingredients

	Three Months Ended March 31,
(US$ in millions, except volumes)	2026	2025	% Change
Volumes (in thousand metric tons)	639	618	3%
Net sales	$1,228	$1,083	13%
Cost of goods sold	(1,040)	(1,015)	2%
Selling, general and administrative expense	(61)	(58)	5%
Foreign exchange (losses) gains – net	(4)	—	(100)%
EBIT attributable to noncontrolling interests	(11)	(2)	450%
Other income (expense) – net	(2)	(3)	(33)%
Total Tropical Oils and Specialty Ingredients Segment EBIT	$110	$5	2100%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Tropical Oils and Specialty Ingredients segment Net sales increased 13% to $1,228 million for the three months ended March 31, 2026. The increase was primarily due to higher sales prices in our tropical oils business due to rising oil prices from the conflict with Iran, as well as stronger demand resulting from global biofuel mandates.
Segment EBIT increased 2100% to $110 million for the three months ended March 31, 2026. The increase was primarily due to favorable mark-to-market results in our tropical oils business, as well as higher Net sales as described above.
Grain Merchandising and Milling

	Three Months Ended March 31,
(US$ in millions)	2026	2025	% Change
Volumes (in thousand metric tons)	26,558	8,510	212%
Net sales	$7,177	$2,384	201%
Cost of goods sold	(7,132)	(2,309)	209%
Selling, general and administrative expense	(127)	(59)	115%
Foreign exchange (losses) gains – net	(38)	(12)	(217)%
EBIT attributable to noncontrolling interests	(4)	(2)	(100)%
Other income (expense) – net	48	45	7%
Income (loss) from affiliates	—	(1)	(100)%
Total Grain Merchandising and Milling Segment EBIT	$(76)	$46	(265)%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Grain Merchandising and Milling segment Net sales increased 201% to $7,177 million for the three months ended March 31, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra. In addition, volumes in our global corn business increased driven by a strong corn harvest in North America and increased demand. Volumes in our global wheat business also increased due to higher supply and demand across various regions. The above increases were partially offset by the lack of recurring sales from our North American corn milling business that was divested in the second quarter of 2025, as well as sales price decreases across most businesses.
Segment EBIT decreased 265% to a loss of $76 million for the three months ended March 31, 2026. The decrease was primarily due to less favorable results in our ocean freight business as a result of rising oil prices from the conflict with Iran, in addition to higher Selling, general and administrative expense as a result of the Viterra Acquisition.

Corporate and Other

	Three Months Ended March 31,
(US$ in millions)	2026	2025	% Change
Net sales	$—	$—	—%
Cost of goods sold	(1)	10	110%
Selling, general and administrative expense	(139)	(119)	17%
Foreign exchange (losses) gains – net	(11)	1	(1200)%
EBIT attributable to noncontrolling interests	1	—	100%
Other income (expense) – net	17	32	(47)%
Income (loss) from affiliates	(2)	—	(100)%
Total Corporate and Other EBIT	$(135)	$(76)	(78)%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Corporate and Other EBIT decreased 78%, to a loss of $135 million for the three months ended March 31, 2026. The decrease was primarily driven by an increase in Selling, general and administrative expense as a result of the Viterra Acquisition and the timing of performance-based compensation. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $35 million, and $32 million for three months ended March 31, 2026, and March 31, 2025, respectively. Other income (expense) - net also decreased driven by a $15 million cash benefit received in the three months ended March 31, 2025 related a prior investment in affiliate.
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
Working Capital

	As of
(US$ in millions, except current ratio)	March 31, 2026	March 31, 2025	December 31, 2025
Cash and cash equivalents	$839	$3,245	$1,135
Trade accounts receivable, net	3,975	2,334	3,870
Inventories	15,428	7,817	13,198
Other current assets (1)	6,852	3,977	6,188
Total current assets	$27,094	$17,373	$24,391
Short-term debt	$3,245	$1,328	$3,883
Current portion of long-term debt	1,361	675	1,337
Trade accounts payable	6,176	3,831	4,881
Current operating lease obligations	501	285	499
Other current liabilities (2)	5,657	2,416	4,527
Total current liabilities	$16,940	$8,535	$15,127
Working capital (3)	$10,154	$8,838	$9,264
Current ratio (3)	1.60	2.04	1.61

(1)    Comprises Time deposits under trade structured finance program, Assets held for sale, and Other current assets

(2)    Comprises Letter of credit obligations under trade structured finance program, Liabilities held for sale, and Other current liabilities
(3)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $10,154 million at March 31, 2026, an increase of $890 million from working capital of $9,264 million at December 31, 2025, and an increase of $1,316 million from working capital of $8,838 million at March 31, 2025.
Cash and Cash Equivalents - Cash and cash equivalents were $839 million at March 31, 2026, a decrease of $296 million from $1,135 million at December 31, 2025, and a decrease of $2,406 million from $3,245 million at March 31, 2025. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, commercial paper programs with highly-rated institutions, and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for further details regarding the factors giving rise to the change in Cash and cash equivalents during the three months ended March 31, 2026.
Trade accounts receivable, net - Trade accounts receivable, net were $3,975 million at March 31, 2026, an increase of $105 million from $3,870 million at December 31, 2025, and an increase of $1,641 million from $2,334 million at March 31, 2025. The increase from December 31, 2025 was primarily due to higher sales prices occurring later in the current period, driven by factors described in the Segment Overview section above, as well as timing of collections in North America, which was partially offset by higher receivables sold into our securitization program. The increase from March 31, 2025 was primarily due to an increase of receivables outstanding as of March 31, 2026 from the Acquisition of Viterra and increased Net sales in the current period driven by factors described in the Segment Overview section above.
Inventories - Inventories were $15,428 million at March 31, 2026, an increase of $2,230 million from $13,198 million at December 31, 2025, and an increase of $7,611 million from $7,817 million at March 31, 2025. The increase from December 31, 2025 was primarily due to increased soybean volumes in conjunction with the timing of the South American harvest, as well as higher prices on certain commodities. The increase from March 31, 2025 was primarily due to increased inventory balances from the Acquisition of Viterra and higher average prices on most commodities.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $13,428 million, $11,361 million, and $6,499 million at March 31, 2026, December 31, 2025, and March 31, 2025, respectively (see Note 5- Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $6,852 million at March 31, 2026, an increase of $664 million from $6,188 million at December 31, 2025, and an increase of $2,875 million from $3,977 million at March 31, 2025. The increase from December 31, 2025 was attributable to an increase in unrealized gains on derivative contracts at fair value as a result of volatile commodity prices and exchange rate fluctuations, and an increase in margin deposits. These increases were partially offset by a reduction in marketable securities and other short term investments based on dynamic investment strategies in South America as well as a reduction to Time deposits under trade structured finance program. The increase from March 31, 2025 was primarily due to an increase in Other current assets from the Acquisition of Viterra. The increase from March 31, 2025 was also due to higher unrealized gains on derivative contracts at fair value and an increase in margin deposits as a result of volatile commodity prices, as well as an increase to prepaid commodity purchase contracts and secured advances to suppliers as a result of changing market conditions in Brazil leading to an increase of these contracts in the current period.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $4,606 million at March 31, 2026, a decrease of $614 million from $5,220 million at December 31, 2025, and an increase of $2,603 million from $2,003 million at March 31, 2025. The lower short-term debt level at March 31, 2026, compared to December 31, 2025 was due to repayment of borrowings outstanding under one of our revolving credit facilities as a result of proceeds from the issuance of two tranches of senior notes in March 2026, as further described in the Debt section below, and decreased borrowings under the commercial paper program. These decreases were partially offset by increased borrowings under our bilateral short-term credit lines entered into through our financing subsidiaries to fund working capital requirements. The increase from March 31, 2025 was due to increased borrowings under bilateral short-term credit lines entered into through our financing subsidiaries to fund working capital requirements as a result of the Acquisition of Viterra.

In addition, increased short-term debt levels at March 31, 2026 compared to March 31, 2025, resulted from an increase in the Current portion of long-term debt primarily associated with two senior notes maturing in 2026 for a total of $1,279 million, compared to only $600 million of senior notes classified as Current portion of long-term debt in the prior period.
Trade accounts payable - Trade accounts payable were $6,176 million at March 31, 2026, an increase of $1,295 million from $4,881 million at December 31, 2025, and an increase of $2,345 million from $3,831 million at March 31, 2025. The increase from December 31, 2025 was primarily due to higher inventory volumes in conjunction with the South American harvest and higher average commodity prices, partially offset by timing of payments in North America. The increase from March 31, 2025 was primarily due to an increase in payables outstanding as of March 31, 2026 from the Acquisition of Viterra, as well as higher average commodity prices in the current period.
Other current liabilities - Other current liabilities were $5,657 million at March 31, 2026, an increase of $1,130 million from $4,527 million at December 31, 2025, and an increase of $3,241 million from $2,416 million at March 31, 2025. The increase from December 31, 2025 was primarily due to an increase in unrealized losses on derivatives contracts as a result of volatile commodity prices, partially offset by lower accrued liabilities as a result of variable compensation plan payments, and lower accrued dividends (see Note 17 - Equity to our condensed consolidated financial statements). The increase from March 31, 2025 was primarily due to an increase of Other current liabilities as of March 31, 2026 from the Acquisition of Viterra, as well as an increase in unrealized losses on derivatives contracts as a result of volatile commodity prices and overall higher advances on sales.
Debt
As highlighted in Note 13- Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At March 31, 2026, we had $9,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Borrowings Outstanding
Revolving Credit Facilities	Maturities	March 31, 2026	March 31, 2026	December 31, 2025
$1.1 Billion 364-day Revolving Credit Agreement	2026	$1,100	$—	$—
$3.5 Billion Revolving Facility Agreement	2028	3,500	—	600
$4.2 Billion Revolving Credit Agreement	2030	4,200	—	—
$865 Million Revolving Credit Agreement	2030	865	—	—
Total Revolving Credit Facilities		$9,665	$—	$600
Commercial Paper Program - The following table summarizes the facility as of the periods presented:

(US$ in millions)	Program Capacity	Borrowings Outstanding
Commercial Paper Program (1)	March 31, 2026	March 31, 2026	December 31, 2025
$3 Billion Commercial Paper Program	$3,000	$50	$300
(1)The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.

Short and long-term debt —

	As of
US$ in millions	March 31, 2026	March 31, 2025	December 31, 2025
Short-term debt	$3,245	$1,328	$3,883
Long-term debt, including current portion	11,308	5,389	10,168
Total debt	$14,553	$6,717	$14,051

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Year Ended December 31, 2025
Average total debt outstanding	$14,217	$6,525	$11,153
Our total debt was $14,553 million at March 31, 2026, an increase of $502 million from $14,051 million at December 31, 2025, and an increase of $7,836 million from $6,717 million at March 31, 2025. The higher total debt level at March 31, 2026, compared to December 31, 2025 was primarily due to an increase in long-term debt, including the current portion, resulting from the issuance of two tranches of senior notes ("2026 Senior Notes") for an aggregate principal amount of $1.2 billion in March 2026, partially offset by a decrease in short-term borrowings as described above. The higher total debt levels compared to March 31, 2025 were primarily due an increase in short-term borrowings as described above and an increase in long-term debt, including current portion, resulting from the issuance of the 2026 Senior Notes, the issuance of two tranches of senior notes for an aggregate principle amount of $1.3 billion in August 2025, and borrowings outstanding of $1.3 billion on term loans due in 2028 drawn in June 2025 to finance the Viterra Acquisition. In addition, long-term debt, including current portion, includes senior notes outstanding as of March 31, 2026 assumed as part of the Acquisition of Viterra. See Note 13- Debt to our condensed consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. There were $1,080 million and $900 million borrowings outstanding under these bilateral short-term credit lines at March 31, 2026 and December 31, 2025, respectively. The increase in the current period is primarily to support working capital requirements.
In addition, Bunge's operating companies had $2,115 million, $2,083 million, and $1,328 million in short-term borrowings outstanding from local bank facilities at March 31, 2026, December 31, 2025, and March 31, 2025, respectively, to support working capital requirements. The outstanding borrowings as of March 31, 2026 and December 31, 2025 include short-term borrowings from local bank facilities as a result of the Acquisition of Viterra.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at March 31, 2026.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
2.00% Senior Notes due 2026 (1)	$580	$579
3.25% Senior Notes due 2026	700	$700
4.90% Senior Notes due 2027	440	$442
3.75% Senior Notes due 2027	600	$599
4.10% Senior Notes due 2028	400	$398
4.20% Senior Notes due 2029	800	$795
4.55% Senior Notes due 2030	650	$645
3.20% Senior Notes due 2031	599	$559
2.75% Senior Notes due 2031	1,000	$994
5.25% Senior Notes due 2032	300	$306
4.80% Senior Notes due 2033	500	$495
4.65% Senior Notes due 2034	800	$792
5.15% Senior Notes due 2035	650	$644
5.15% Senior Notes due 2036	700	$694
(1) Upon maturity on April 21, 2026, Bunge repaid the balance outstanding of the 2.00% Senior Notes due 2026.

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
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2026, were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2026.
Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2026	December 31, 2025
Registered shares	2	$2
Additional paid-in capital	9,811	9,841
Retained earnings	13,216	13,152
Accumulated other comprehensive income (loss)	(6,017)	(6,084)
Treasury shares, at cost	(967)	(1,007)
Total Bunge shareholders’ equity	16,045	15,904
Noncontrolling interest	1,381	1,465
Total equity	17,426	$17,369

Total Bunge shareholders’ equity was $16,045 million at March 31, 2026, compared to $15,904 million at December 31, 2025, an increase of $141 million. The increase was primarily due to $68 million of Net income (loss) attributable to Bunge and $67 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments.

Noncontrolling interests decreased to $1,381 million at March 31, 2026, from $1,465 million at December 31, 2025, primarily due to measurement period adjustments of $101 million in connection with noncontrolling interests recognized from the Acquisition of Viterra.
Share repurchase program - As described in Note 17- Equity to our condensed consolidated financial statements, there were total aggregate remaining purchase authorizations of $3.2 billion as of March 31, 2026 under approved share repurchase programs, inclusive of $3.0 billion approved in the first quarter of 2026. During the three months ended March 31, 2026, Bunge did not repurchase any shares related to these programs.
Cash Flows

	Three Months Ended March 31,
(US$ in millions)	2026	2025
Cash provided by (used for) operating activities	$(541)	$(285)
Cash provided by (used for) investing activities	(182)	(280)
Cash provided by (used for) financing activities	406	490
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	(4)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(319)	$(79)
Our cash flows from operations vary depending on, among other items, Net income and the market prices and timing of purchase and sale of our inventories. Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to purchase and sale of our inventories.
During the three months ended March 31, 2026, our cash and cash equivalents and restricted cash decreased by $319 million, compared to a decrease of $79 million during the three months ended March 31, 2025, as further explained below.
Operating: Cash used for operating activities was $541 million for the three months ended March 31, 2026, an increase of $256 million, compared to cash used for operating activities of $285 million for the three months ended March 31, 2025. The increase in cash used was primarily due to lower reported net income during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, as discussed in the Segment Overview and Consolidated Results of Operations sections above as well as an overall increase in working capital levels as discussed in the Working Capital section above.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the three months ended March 31, 2026, we recorded a foreign currency gain on our debt of $102 million, which was included as an adjustment to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $182 million for the three months ended March 31, 2026, a decrease of $98 million, compared to cash used for investing activities of $280 million for the three months ended March 31, 2025. The decrease was primarily due to increased proceeds from short-term investments related to certain investment strategies in Argentina, partially offset by cash payments of $105 million for the acquisition of International Flavors and Fragrances, Inc in the current period and the absence of $100 million in proceeds from the sale of BP Bunge Bioenergia that occurred in the prior year.

Financing: Cash provided by financing activities was $406 million for the three months ended March 31, 2026, a decrease of $84 million, compared to cash provided by financing activities of $490 million for the three months ended March 31, 2025. The decrease reflects the absence of $206 million in proceeds received from the sale of redeemable noncontrolling interest related to our Spanish operating subsidiary, partially offset by an $18 million payment for the acquisition of noncontrolling interest in Terminal de Granéis de Santa Catarina, as both occurred in the prior year. The decrease was also partially offset by net cash proceeds received from the issuance of the 2026 Senior Notes, which were partially utilized to repay outstanding borrowings under the commercial paper program and revolving credit facilities, as further described in the Debt section above.
Off-Balance Sheet Arrangements
Please refer to Note 15- Commitments and Contingencies to our condensed consolidated financial statements for details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Dividends
We paid a regular quarterly cash dividend distribution of $0.70 per share on March 3, 2026, to shareholders of record on February 17, 2026. On May 15, 2025, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.80 per share, payable in four equal quarterly installments of $0.70 per share beginning in the second quarter of fiscal year 2025 and ending in the first quarter of fiscal year 2026. Any future determination to pay dividend distributions will, subject to the provisions of applicable law, be at the discretion of the Board, and the approval by shareholders at a general meeting, currently scheduled to occur on May 20, 2026, in accordance with Swiss law as described in Note 17- Equity.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 19, 2026. For recent accounting pronouncements refer to Note 1- Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options and major financial institutions in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 11- Fair Value Measurements and Note 12- Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
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

	Three Months Ended March 31, 2026		Year Ended December 31, 2025
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,136	$(114)	$1,307	$(131)
Lowest daily aggregated position value	$390	$(39)	$(611)	$(61)

Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, inflationary pressures, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately five years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in Other current assets and Other current liabilities on the condensed consolidated balance sheets at fair value.
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2026, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $24 million and $42 million for the three months ended March 31, 2026, and for the year ended December 31, 2025, respectively, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2026, was $14,519 million, with a carrying value of $14,553 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at March 31, 2026, would result in a less than 1% change in the fair value of our debt and interest rate swaps.

A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $99 million in interest expense on our variable rate debt at March 31, 2026. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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

For more information, see Note 12- Derivative Instruments and Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company is in the process of integrating Viterra and as a result of these integration activities, certain controls have changed, and further changes are anticipated. Management expects the integration process to continue in phases over the next several years.

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
For a discussion of certain legal and tax matters see Note 15- Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $40 million and $284 million, for labor and civil claims, respectively, as of March 31, 2026. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The Exhibit Index below contains a list of exhibits filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1	*	First Amendment, dated as of February 27, 2026, to the Amended and Restated Credit Agreement (dated as of October 3, 2025) by and among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Arranger, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2026)
10.2	+++	Thirtieth Amendment to Receivables Transfer Agreement, dated March 31, 2026, among Bunge and certain of its subsidiaries with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (incorporated by reference from the Registrant’s Form 8-K filed on April 2, 2026)
10.3		Ninth Amended and Restated Receivables Transfer Agreement, dated March 31, 2026, among Bunge and certain of its subsidiaries with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (incorporated by reference from the Registrant’s Form 8-K filed on April 2, 2026)
10.4	*+++	Form of Executive Integration Incentive Performance Unit Agreement under the Bunge 2024 Long-Term Incentive Plan
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BUNGE GLOBAL SA

Date: April 29, 2026	By:	/s/ John W. Neppl
John W. Neppl
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer