Form 10-Q
period 2026-06-30
Bunge Global SA
filed 2026-07-29
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 27, 2026, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:192,119,123

BUNGE GLOBAL SA

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025	4

	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2026 and 2025	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	59

PART II — INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

Exhibit Index		62

Signatures		63

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$24,041	$12,769	$45,902	$24,412
Cost of goods sold	(22,360)	(12,031)	(43,455)	(23,077)
Gross profit	1,681	738	2,447	1,335
Selling, general and administrative expenses	(606)	(418)	(1,137)	(798)
Interest income	43	46	88	105
Interest expense	(197)	(106)	(378)	(210)
Foreign exchange gains (losses) – net	(26)	44	(120)	69
Other income (expense) – net	39	187	92	269
Income (loss) from affiliates	9	3	12	8
Income (loss) before income tax	943	494	1,004	778
Income tax (expense) benefit	(236)	(124)	(222)	(204)
Net income (loss)	707	370	782	574
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(16)	(36)	(19)
Net income (loss) attributable to Bunge shareholders (Note 18)	$678	$354	$746	$555
	0	0
Earnings per share—basic (Note 18)
Net income (loss) attributable to Bunge shareholders - basic	$3.50	$2.63	$3.85	$4.14

Earnings per share—diluted (Note 18)
Net income (loss) attributable to Bunge shareholders - diluted	$3.47	$2.61	$3.81	$4.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$707	$370	$782	$574
Other comprehensive income (loss):
Foreign exchange translation adjustment	(4)	379	60	645
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(3) and $(4) in 2026 and $(1) and $(4) in 2025	(1)	(49)	(16)	(87)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of $1 and $1 in 2026 and $(1) and $(1) 2025	4	5	16	5
Total other comprehensive income (loss)	(1)	335	60	563
Total comprehensive income (loss)	706	705	842	1,137
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25)	(38)	(26)	(54)
Total comprehensive income (loss) attributable to Bunge	$681	$667	$816	$1,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$593	$1,135
Time deposits under trade structured finance program (Note 3)	45	208
Trade accounts receivable (net of allowances of $161 and $156) (Note 4)	3,931	3,870
Inventories (Note 5)	15,461	13,198
Assets held for sale (Note 2)	312	191
Other current assets (Note 6)	5,873	5,789
Total current assets	26,215	24,391
Property, plant and equipment, net	11,945	11,678
Operating lease assets	1,707	1,686
Goodwill	3,354	3,141
Other intangible assets, net	288	309
Investments in affiliates	1,307	1,495
Deferred income taxes	902	890
Other non-current assets (Note 7)	1,064	938
Total assets	$46,782	$44,528
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$4,588	$3,883
Current portion of long-term debt (Note 13)	1,200	1,337
Letter of credit obligations under trade structured finance program (Note 3)	45	208
Trade accounts payable (includes $874 and $559 carried at fair value) (Note 11)	5,370	4,881
Current operating lease obligations	502	499
Liabilities held for sale (Note 2)	87	61
Other current liabilities (Note 10)	4,942	4,258
Total current liabilities	16,734	15,127
Long-term debt (Note 13)	9,426	8,831
Deferred income taxes	931	988
Non-current operating lease obligations	1,096	1,097
Other non-current liabilities (Note 16)	1,185	1,063
Redeemable noncontrolling interest	68	53
Equity (Note 17):
Registered shares, par value $0.01; authorized not issued – 33,632,445 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2026 – 192,106,786 shares, 2025 – 193,408,656 shares	2	2
Additional paid-in capital	9,838	9,841
Retained earnings	13,339	13,152
Accumulated other comprehensive income (loss) (Note 17)	(6,014)	(6,084)
Treasury shares, at cost; 2026 - 16,404,977 shares and 2025 - 15,103,107 shares	(1,212)	(1,007)
Total Bunge shareholders’ equity	15,953	15,904
Noncontrolling interests	1,389	1,465
Total equity	17,342	17,369
Total liabilities, redeemable noncontrolling interest and equity	$46,782	$44,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$782	$574
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(98)	(208)
Depreciation, depletion and amortization	494	236
Share-based compensation expense	53	35
Deferred income tax expense (benefit)	(20)	20
(Gain) loss on sale of investments and property, plant and equipment	(6)	(148)
Results from affiliates	(19)	(8)
Dividend return on investment	47	29
Other, net	73	58
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	35	(110)
Inventories	(2,235)	(1,261)
Secured advances to suppliers	(257)	(254)
Trade accounts payable and accrued liabilities	344	(55)
Advances on sales	(201)	(107)
Net unrealized (gains) losses on derivative contracts	93	(120)
Margin deposits	(155)	(59)
Recoverable and income taxes, net	87	71
Marketable securities	(1)	16
Other, net	(142)	(66)
Cash provided by (used for) operating activities	(1,126)	(1,357)
INVESTING ACTIVITIES
Payments made for capital expenditures	(779)	(716)
Acquisitions of businesses (net of cash acquired)	(105)	—
Proceeds from investments	1,275	850
Payments for investments	(654)	(783)
Settlements of net investment hedges	(8)	(27)
Proceeds from disposal of business and property, plant and equipment	14	472
Proceeds from sale of investments in affiliates	—	100
Payments for investments in affiliates	(49)	(63)
Other, net	31	65
Cash provided by (used for) investing activities	(275)	(102)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	702	2,704
Proceeds from short-term debt with maturities greater than three months	1,292	670
Repayments of short-term debt with maturities greater than three months	(1,291)	(710)
Proceeds from long-term debt	1,198	2,303
Repayments of long-term debt	(628)	(57)
Repurchases of registered shares	(249)	—
Dividends paid to registered shareholders	(275)	(185)
Capital contributions from (Return of capital to) noncontrolling interest	16	30
Sale of redeemable noncontrolling interest	80	206
Acquisition of noncontrolling interest	—	(18)
Other, net	(13)	(5)
Cash provided by (used for) financing activities	832	4,938
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	5
Net increase (decrease) in cash and cash equivalents, and restricted cash	(570)	3,484
Cash and cash equivalents, and restricted cash - beginning of period	1,166	3,328
Cash and cash equivalents, and restricted cash - end of period	$596	$6,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, April 1, 2026	$51	194,015,131	$2	14,496,632	$(967)	$9,811	$13,216	$(6,017)	$1,381	$17,426
Net income (loss)	17	—	—	—	—	—	678	—	12	690
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	3	(3)	—
Dividends on registered shares, $2.88 per share	—	—	—	—	—	—	(555)	—	—	(555)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(1)	(1)
Capital contribution (return) from (to) noncontrolling interest	1	—	—	—	—	(1)	—	—	—	(1)
Share-based compensation expense	—	—	—	—	—	30	—	—	—	30
Repurchase of registered shares	—	(1,966,107)	—	1,966,107	(249)	—	—	—	—	(249)
Issuance of registered shares, including stock dividends	—	57,762	—	(57,762)	4	(2)	—	—	—	2
Balance, June 30, 2026	$68	192,106,786	$2	16,404,977	$(1,212)	$9,838	$13,339	$(6,014)	$1,389	$17,342

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, April 1, 2025	$49	134,396,552	$1	20,885,990	$(1,511)	$5,490	$13,034	$(6,436)	$966	$11,544
Net income (loss)	8	—	—	—	—	—	354	—	8	362
Other comprehensive income (loss)	4	—	—	—	—	—	—	313	18	331
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(377)	—	—	(377)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	23	23
Share-based compensation expense	—	—	—	—	—	16	—	—	—	16
Issuance of registered shares, including stock dividends	—	38,200	—	(38,200)	3	(4)	—	—	—	(1)
Balance, June 30, 2025	$61	134,434,752	$1	20,847,790	$(1,508)	$5,502	$13,011	$(6,123)	$1,012	$11,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2026	$53	193,408,656	$2	15,103,107	$(1,007)	$9,841	$13,152	$(6,084)	$1,465	$17,369
Net income (loss)	16	—	—	—	—	—	746	—	20	766
Other comprehensive income (loss)	(2)	—	—	—	—	—	—	70	(8)	62
Dividends on registered shares, $2.88 per share	—	—	—	—	—	—	(555)	—	—	(555)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	1	—	—	—	—	(2)	—	—	17	15
Measurement period adjustment (Note 2)	—	—	—	—	—	—	—	—	(101)	(101)
Share-based compensation expense	—	—	—	—	—	53	—	—	—	53
Repurchase of registered shares	—	(1,966,107)	—	1,966,107	(249)	—	—	—	—	(249)
Issuance of registered shares, including stock dividends	—	664,237	—	(664,237)	44	(54)	(4)	—	—	(14)
Balance, June 30, 2026	$68	192,106,786	$2	16,404,977	$(1,212)	$9,838	$13,339	$(6,014)	$1,389	$17,342

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income (loss)	7	—	—	—	—	—	555	—	12	567
Other comprehensive income (loss)	4	—	—	—	—	—	—	528	31	559
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(377)	—	—	(377)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	30	30
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Acquisition of noncontrolling interest	—	—	—	—	—	4	—	—	(89)	(85)
Share-based compensation expense	—	—	—	—	—	35	—	—	—	35
Issuance of registered shares, including stock dividends	—	470,517	—	(470,517)	41	(51)	(5)	—	—	(15)
Balance, June 30, 2025	$61	134,434,752	$1	20,847,790	$(1,508)	$5,502	$13,011	$(6,123)	$1,012	$11,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2025 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, forming part of Bunge’s 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.
On July 2, 2025, Bunge completed its previously announced acquisition ("Acquisition") of Viterra Limited ("Viterra"). See Note 2 - Acquisitions and Dispositions for further details. The condensed consolidated statements of income include results attributable to Viterra from the date of the Acquisition. Therefore, results attributable to Viterra are not included in the condensed consolidated statements of income for the three and six months ended June 30, 2025.
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

(US$ in millions)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$593	$6,790
Restricted cash included in Other current assets	3	22
Total	$596	$6,812
Cash paid for income taxes, net of refunds received, was $90 million and $105 million for the six months ended June 30, 2026, and 2025, respectively. Cash paid for interest expense was $365 million and $203 million for the six months ended June 30, 2026, and 2025, respectively.
New Accounting Pronouncements and Disclosure Rules
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"), which provides specific authoritative guidance for recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities must adopt the standard using a modified retrospective transition method and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) ("ASU 2025-10"), which provides specific authoritative guidance for recognition, measurement, and presentation of government grants. Either a modified prospective or retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, including interim reporting periods within those annual reporting periods. Early adoption is permitted in both periods in which financial statements have not yet been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The adoption of this standard will result in expanded disclosure in the Company’s footnotes, but it is not expected to have an impact on the Company’s consolidated financial position or results of operations.

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

Fair Values of Assets Acquired and Liabilities Assumed
The Acquisition of Viterra is accounted for as a business combination using the acquisition method of accounting. Bunge finalized the valuation of the assets acquired and liabilities assumed during the second quarter of 2026. Measurement period adjustments were recorded in the period determined, as if they had been completed at the Acquisition date. During the measurement period, Bunge recorded adjustments resulting in an increase to goodwill of $574 million, primarily related to the valuations of Property, plant and equipment and Investments in affiliates. The measurement period adjustments did not have a material impact on Bunge's condensed consolidated statements of income. The following table summarizes the final allocation of the fair value of assets acquired and liabilities assumed as of the Acquisition date, as included in Bunge's condensed consolidated balance sheet.

(US$ in millions)	July 2, 2025
Cash and cash equivalents	$1,143
Time deposits under trade structured finance program	481
Trade accounts receivable	1,301
Inventories	5,720
Assets held for sale	688
Other current assets	2,575
Property, plant and equipment	5,025
Operating lease assets	781
Other intangible assets (1)	24
Investments in affiliates	378
Deferred income taxes	191
Other non-current assets	256
Total assets acquired	18,563
Liabilities
Short-term debt	1,131
Current portion of long-term debt (2)	1,231
Letter of credit obligations under trade structured finance program	481
Trade accounts payable	1,520
Current operating lease obligations	248
Liabilities held for sale	227
Other current liabilities	2,050
Long-term debt (2)	2,206
Deferred income taxes	622
Non-current operating lease obligations	482
Other non-current liabilities	288
Net assets acquired	8,077
Less: Noncontrolling interests	(340)
Goodwill (3)	2,880
Fair value of consideration transferred	$10,617
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
(3)    Goodwill was assigned to reportable segments as follows, $1,156 million to Softseed Processing and Refining, $896 million to Soybean Processing and Refining, and $828 million to Grain Merchandising and Milling. The goodwill is primarily attributable to expected synergies and the assembled workforce of Viterra. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized to earnings but instead will be reviewed at least annually for impairment.
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
Dispositions
European Margarines and Spreads Business Disposition
On March 21, 2025, Bunge entered into an agreement to sell its European margarines and spreads business to Vandemoortele Lipids NV for cash proceeds of approximately $239 million, subject to certain closing adjustments. Completion of the sale is subject to customary closing conditions, including regulatory approval, and it is anticipated to close in 2026.

The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of June 30, 2026. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $200 million and $2 million under the Tropical Oils and Specialty Ingredients segment and Corporate and Other, respectively. Liabilities held for sale comprise $60 million and $2 million under the Tropical Oils and Specialty Ingredients segment and Corporate and Other, respectively.

(US$ in millions)	June 30, 2026
Trade accounts receivable	$41
Inventories	38
Other current assets	18
Property, plant and equipment, net	89
Operating lease assets	2
Goodwill & Other intangible assets, net	12
Other non-current assets	2
Total assets held for sale	$202

Trade accounts payable and accrued liabilities	$49
Other current liabilities	1
Deferred income taxes	1
Other non-current liabilities	11
Total liabilities held for sale	$62
Partnership with Repsol - Bunge Iberica SA
On March 26, 2024, Bunge entered into a definitive stock purchase agreement with Repsol Industrial Transformation, SLU, a wholly owned subsidiary of Repsol SA ("Repsol"), whereby Bunge agreed to divest 40% of its Spanish operating subsidiary, Bunge Iberica SA ("BISA"). BISA operates three industrial facilities in the Iberian Peninsula. On March 4, 2025, the transaction closed in accordance with the terms of the definitive stock purchase agreement for a total net amount of approximately $206 million in cash and $80 million in deferred consideration. Following transaction close, Bunge retains a controlling financial interest in BISA and continues to consolidate the entity. On April 1, 2026, Bunge collected $80 million in deferred consideration, which is recognized as a financing cash inflow within Sale of redeemable noncontrolling interest in the condensed consolidated statement of cash flows.
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
As of June 30, 2026, and December 31, 2025, time deposits and LCs of $13,134 million and $10,437 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. Time deposits and LCs that do not meet the offsetting requirements under ASC 210-20 are reported on the condensed consolidated balance sheet within Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The carrying amounts of these financial instruments approximate their fair values. At June 30, 2026, and December 31, 2025, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.97% and 3.56%, respectively.
As part of the trade structured finance activities, the LCs originated using the time deposits described above may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet and does not service the asset. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. During the six months ended June 30, 2026, and 2025, total net proceeds from discounting of LCs were $7,098 million and $4,291 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the

LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current assets, or Other current liabilities, including any unrealized gain or loss on changes in SOFR, is not significant as of June 30, 2026 or December 31, 2025. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company’s condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025 are included in Note 12 - Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and six month periods ended June 30, 2026, and 2025.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Six Months Ended June 30, 2026
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2026	$156	$41	$197
Current period provisions	50	2	52
Recoveries	(33)	(1)	(34)
Write-offs charged against the allowance	(16)	(9)	(25)
Foreign exchange translation differences	4	1	5
Allowance as of June 30, 2026	$161	$34	$195
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Six Months Ended June 30, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	19	—	19
Recoveries	(20)	—	(20)
Write-offs charged against the allowance	(13)	—	(13)
Foreign exchange translation differences	3	1	4
Allowance as of June 30, 2025	$78	$25	$103
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

(US$ in millions)	June 30, 2026	December 31, 2025
Receivables sold which were derecognized from Bunge's balance sheet	$1,650	$1,174
Receivables pledged to the administrative agent and included in Trade accounts receivable	$299	$182
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2026	2025
Gross receivables sold	$8,652	$6,166
Proceeds received in cash related to transfers of receivables	$8,626	$6,141
Cash collections from customers on receivables previously sold	$8,176	$6,214
Discounts related to gross receivables sold included in Selling, general, and administrative expenses	$26	$25

5.    INVENTORIES
Inventories by reportable segment consist of the following:

(US$ in millions)	June 30, 2026	December 31, 2025
Soybean Processing and Refining	$8,389	$5,378
Softseed Processing and Refining	2,698	2,663
Tropical Oils and Specialty Ingredients	996	924
Grain Merchandising and Milling	3,378	4,233
Total	$15,461	$13,198
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.
RMI by reportable segment consist of the following, reported within Inventories:

(US$ in millions)	June 30, 2026	December 31, 2025
Soybean Processing and Refining (1)	$7,671	$4,772
Softseed Processing and Refining	2,219	2,371
Tropical Oils and Specialty Ingredients	357	306
Grain Merchandising and Milling	3,064	3,912
Total	$13,311	$11,361
(1)    Assets held for sale also includes RMI of $65 million and zero at June 30, 2026 and December 31, 2025, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2026	December 31, 2025
Unrealized gains on derivative contracts, at fair value	$1,904	$1,534
Prepaid commodity purchase contracts (1)	740	284
Secured advances to suppliers, net (2)	283	455
Recoverable taxes, net	586	636
Margin deposits	1,034	850
Marketable securities and other short-term investments (3)	195	861
Income taxes receivable	230	234
Prepaid expenses	429	342
Restricted cash	3	31
Disposition receivable (4)	—	80
Other	469	482
Total	$5,873	$5,789
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14 - Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14 - Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $5 million and $20 million at June 30, 2026, and December 31, 2025, respectively.
(-)    Interest earned on secured advances to suppliers of $7 million and $5 million for the three months ended June 30, 2026, and 2025, respectively, and $18 million and $10 million for the six months ended June 30, 2026, and 2025, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company’s condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	June 30, 2026	December 31, 2025
Foreign government securities	$126	$146
Certificates of deposit/time deposits	4	503
Equity securities	—	4
Other	65	208
Total	$195	$861
As of June 30, 2026, and December 31, 2025, $126 million and $150 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended June 30, 2026, and 2025, unrealized gains of $3 million and $9 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2026, and 2025. For the six months ended June 30, 2026, and 2025, unrealized loss of $5 million and $8 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2026, and 2025.
(4)    On March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at December 31, 2025 and collected on April 1, 2026. See Note 2 - Acquisitions and Dispositions for further information.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2026	December 31, 2025
Recoverable taxes, net (1)	$169	$143
Judicial deposits (1)	140	103
Other long-term receivables, net (2)	41	16
Income taxes receivable (1)	148	132
Long-term investments (3)	140	136
Affiliate loans receivable	12	12
Long-term receivables from farmers in Brazil, net (1)	109	96
Unrealized gains on derivative contracts, at fair value	1	8
Long-term pension surplus	147	148
Other	157	144
Total	$1,064	$938
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian and Canadian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of June 30, 2026, and December 31, 2025, $26 million and $28 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil. Recoverable taxes are reported net of allowances of $5 million and $6 million at June 30, 2026, and December 31, 2025, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees (see Note 14 - Related Party Transactions). Long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6 - Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year. The balance is reported net of allowances of $33 million and $31 million at June 30, 2026 and December 31, 2025, respectively.

8.    VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with BCAR to the extent included in Bunge’s condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$12	$226
Trade accounts receivable	—	3
Inventories	111	58
Other current assets	85	37
Total current assets	208	324
Property, plant and equipment, net	900	714
Total assets	$1,108	$1,038

Current liabilities:
Trade accounts payable and accrued liabilities	$78	$81
Other current liabilities	95	45
Total liabilities	$173	$126
Non-Consolidated Variable Interest Entities
For information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company’s related maximum exposure to losses associated with such investments, please refer to Note 11 - Investments in Affiliates and Variable Interest Entities, included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.

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
Income tax expense for the three and six months ended June 30, 2026 was $236 million and $222 million, respectively. Income tax expense for the three and six months ended June 30, 2025 was $124 million and $204 million. The effective tax rates for the three and six months ended June 30, 2026 and June 30, 2025 were higher than the U.S. statutory rate of 21%, primarily due to the jurisdictional mix of earnings.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2026	December 31, 2025
Unrealized losses on derivative contracts at fair value	$1,880	$1,408
Accrued liabilities	1,333	1,390
Advances on sales (1)	603	814
Dividends payable (2)	415	135
Income tax payable	145	103
Contingent consideration (3)	20	18
Other	546	390
Total	$4,942	$4,258
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
(2)    See Note 17 - Equity.
(3)    In the fourth quarter of 2025, Bunge completed the acquisition of an oilseed crush facility from Varthomio ("ViOil") in western Ukraine. In connection with the acquisition, Bunge has recognized an obligation of $20 million at June 30, 2026 relating to contingent cash consideration to be settled within one year from the date of the close of the transaction.

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
For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2026				December 31, 2025
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$1	$—	$1	$1	$90	$—	$91
Readily marketable inventories(1) (Note 5)	—	10,525	2,851	13,376	—	9,954	1,407	11,361
Unrealized gain on derivative contracts (2):
Interest rate	1	12	—	13	—	13	—	13
Foreign exchange	3	515	—	518	—	327	—	327
Commodities	303	694	204	1,201	179	706	227	1,112
Freight	33	—	—	33	33	—	—	33
Energy	138	—	—	138	56	—	—	56
Credit	—	4	—	4	—	1	—	1
Other (3)	91	61	—	152	117	61	—	178
Total assets	$569	$11,812	$3,055	$15,436	$386	$11,152	$1,634	$13,172
Liabilities:
Trade accounts payable (4)	$—	$556	$318	$874	$—	$464	$95	$559
Unrealized loss on derivative contracts (5):
Interest rate	1	203	—	204	—	120	—	120
Foreign exchange	3	450	—	453	—	329	—	329
Commodities	267	783	221	1,271	154	581	206	941
Freight	83	—	—	83	53	—	—	53
Energy	93	—	—	93	84	—	—	84
Credit	—	2	—	2	—	1	—	1
Total liabilities	$447	$1,994	$539	$2,980	$291	$1,495	$301	$2,087
(1)    At June 30, 2026, there were RMI totaling $65 million included in Assets held for sale.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million and $8 million included in Other non-current assets at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, and December 31, 2025, there were $2 million and zero, respectively, included in Assets held for sale.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    These payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(5)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $225 million and $120 million included in Other non-current liabilities at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, and December 31, 2025, there were $1 million and zero, respectively, included in Liabilities held for sale.

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
Readily marketable inventories—RMI reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where the Company’s inventories are located. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

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
Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company’s forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3, as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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
Level 3 Readily marketable inventories and Trade accounts payable—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and Trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sales contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the prices of these unobservable inputs alone would not be expected to have a material effect on the Company’s financial statements as these contracts do not typically exceed one future crop cycle.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2026, and 2025. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2026
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2026	$2,532	$(3)	$(336)	$2,193
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	352	23	(8)	367
Purchases	2,168	—	(155)	2,013
Sales	(1,955)	—	—	(1,955)
Settlements	—	—	173	173
Transfers into Level 3	1,372	(8)	(2)	1,362
Transfers out of Level 3	(1,631)	(29)	12	(1,648)
Translation adjustment	13	—	(2)	11
Balance, June 30, 2026	$2,851	$(17)	$(318)	$2,516
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $312 million, $25 million and $(8) million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2026.

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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $41 million, $(26) million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2025.

	Six Months Ended June 30, 2026
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2026	$1,407	$21	$(95)	$1,333
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	912	11	2	925
Purchases	4,454	—	(425)	4,029
Sales	(3,310)	—	—	(3,310)
Settlements	—	—	197	197
Transfers into Level 3	2,114	11	(9)	2,116
Transfers out of Level 3	(2,758)	(56)	18	(2,796)
Translation adjustment	32	(4)	(6)	22
Balance, June 30, 2026	$2,851	$(17)	$(318)	$2,516
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $910 million, $(68) million and $1 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2026.

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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $117 million, $(29) million and $12 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2025.

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

(US$ in millions)	June 30, 2026	December 31, 2025	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$7,700	$6,500	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(199)	$(108)	$ Notional
Carrying value of hedged debt	$7,426	$6,321	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$70	$86	$ Notional
Foreign currency option - notional amount	$93	$84	$ Notional
Cross currency swaps - notional amount	$588	$588	$ Notional
Carrying value of hedged debt under the cross currency swap	$545	$556	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$56	$149	$ Notional
Carrying value of non-derivative hedging instrument	$235	$235	$ Notional
Economic Hedge Derivatives - In addition to using derivatives in qualifying hedge relationships, the Company enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
Interest rate derivatives are used to hedge exposures to the Company’s financial instrument portfolios and debt issuances. The impact of changes in fair value of these instruments is primarily presented in Interest expense.
Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company’s global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange (losses) gains – net when hedging monetary exposures.
Agricultural commodity derivatives are used primarily to manage exposures related to the Company’s inventory and forward purchase and sales contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
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
The table below summarizes the volume of economic derivatives as of June 30, 2026, and December 31, 2025. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2026		2025		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$552	$(1,395)	$575	$(1,421)	$ Notional
Futures	$—	$(97)	$17	$—	$ Notional
Forwards	$240	$(434)	$248	$(248)	$ Notional
Currency
Forwards	$20,747	$(19,151)	$17,990	$(14,387)	$ Notional
Swaps	$4,897	$(2,580)	$4,337	$(2,552)	$ Notional
Futures	$—	$(133)	$151	$—	$ Notional
Options	$54	$(69)	$26	$(44)	Delta
Agricultural commodities
Forwards	50,879,137	(66,649,133)	45,562,983	(70,869,295)	Metric Tons
Swaps	—	(5,499,464)	—	—	Metric Tons
Futures	—	(17,769,326)	—	(12,270,722)	Metric Tons
Options	76,654	(3,098,186)	104,572	(546,978)	Metric Tons
Ocean freight
FFA	—	(10,746)	—	(6,285)	Hire Days
Natural gas
Swaps	1,542,370	—	786,919	—	MMBtus
Futures	11,904,719	—	5,760,755	—	MMBtus
Options	307,093	—	609,579	—	MMBtus
Electricity
Futures	188,846	—	139,435	—	MWh
Energy - other
Swaps	394,543	—	449,326	—	Metric Tons
Futures	—	(133,000)	—	—	Metric Tons
Forwards	60,890	(46,838)	—	—	Metric Tons
Energy - CO2
Futures	730,000	—	503,000	—	Metric Tons
Options	—	—	100,000	—	Metric Tons
Other
Swaps and futures	$150	$(200)	$130	$(130)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2026, and 2025.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2026	2025
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$—

Cost of goods sold
Economic hedges	Foreign currency	$109	$47
	Commodities	826	219
	Other (1)	7	(2)
Total Cost of goods sold		$942	$264

Interest expense
Hedge accounting	Interest rate	$(17)	$(23)
Economic hedges	Interest rate	1	—
Total Interest expense		$(16)	$(23)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$(5)	$—
Economic hedges	Foreign currency	(11)	(8)
Total Foreign exchange (losses) gains – net		$(16)	$(8)

Other income (expense)
Economic hedges	Other	$12	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$—	$4
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(1)	$(53)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$4	$—
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)		2026	2025
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$3	$—

Cost of goods sold
Economic hedges	Foreign currency	$446	$172
	Commodities	(441)	74
	Other (1)	64	7
Total Cost of goods sold		$69	$253

Interest expense
Hedge accounting	Interest rate	$(31)	$(45)
Economic hedges	Interest rate	—	—
Total Interest expense		$(31)	$(45)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$(18)	$—
Economic hedges	Foreign currency	(154)	37
Total Foreign exchange (losses) gains – net		$(172)	$37
Other income (expense)
Economic hedges	Other	$12	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(11)	$10
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(5)	$(97)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$16	$—
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	June 30, 2026	December 31, 2025
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$830	$600
Commercial paper program	564	300
Other short-term debt	3,194	2,983
Total Short-term debt (1)	4,588	3,883
Current portion of long-term debt	1,200	1,337
Total Short-term debt and Current portion of long-term debt (2)	5,788	5,220
Long-term debt: (3)
Term loan due 2027 - SOFR plus 1.000%	250	250
Term loan due 2028 - SOFR plus 1.200%	250	250
Term loan due 2028 - SOFR plus 1.100%	300	300
Term loan due 2028 - SOFR plus 1.100%	1,000	1,000
2.00% Senior Notes due 2026 (4)	—	575
3.25% Senior Notes due 2026	700	700
4.90% Senior Notes due 2027	442	443
3.75% Senior Notes due 2027	599	599
1.00% Senior Notes due 2028 - Euro	763	779
4.10% Senior Notes due 2028	399	398
4.20% Senior Notes due 2029	795	794
4.55% Senior Notes due 2030	646	645
3.20% Senior Notes due 2031	561	557
2.75% Senior Notes due 2031	994	994
5.25% Senior Notes due 2032	306	307
4.80% Senior Notes due 2033	495	—
4.65% Senior Notes due 2034	792	791
5.15% Senior Notes due 2035	644	643
5.15% Senior Notes due 2036	694	—
Cumulative adjustment to long-term debt from application of hedge accounting	(216)	(128)
Other long-term debt	212	271
Subtotal (5)	10,626	10,168
Less: Current portion of long-term debt	(1,200)	(1,337)
Total Long-term debt (6)	9,426	8,831
Total debt	$15,214	$14,051
(1)    In the fourth quarter of 2025, Bunge completed the acquisition of ViOil. In connection with the acquisition, Bunge has recognized an obligation of $33 million at June 30, 2026 relating to deferred cash consideration to be settled within one year from the date of the close of the transaction.
(2)    Includes secured debt of $768 million and $1,024 million at June 30, 2026, and December 31, 2025, respectively. The balance includes $337 million and $535 million of secured debt collateralized by inventory at June 30, 2026 and December 31, 2025, respectively.
(3)    Variable interest rates are as of June 30, 2026.
(4)    Upon maturity on April 21, 2026, Bunge repaid the balance outstanding of the 2.00% Senior Notes due 2026.

(5)    The fair value (Level 2) of long-term debt, including current portion, is $10,659 million and $10,220 million at June 30, 2026, and December 31, 2025, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(6)    Includes secured debt of $151 million and $159 million at June 30, 2026, and December 31, 2025, respectively.
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
14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for the three and six months ended June 30, 2026, and 2025. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 3% or less of total Net sales for the three and six months ended June 30, 2026, and 2025.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2026, and 2025, such services were not material to the Company’s consolidated results.
At June 30, 2026, and at December 31, 2025, receivables related to the above related party transactions comprised approximately 5% or less of total Trade accounts receivable. At June 30, 2026, and December 31, 2025, payables related to the above related party transactions comprised approximately 2% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At June 30, 2026, and at December 31, 2025, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 5% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.
15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily from indemnities provided to third parties and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. Included in Other non-current liabilities as of June 30, 2026, and December 31, 2025, are the following amounts related to these matters:

(US$ in millions)	June 30, 2026	December 31, 2025
Non-income tax claims	$88	$86
Labor claims	41	35
Civil and other claims	291	276
Asset retirement obligations	110	110
Total	$530	$507

Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amount.
As of June 30, 2026, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	June 30, 2026	December 31, 2025
ICMS	1990 to Present	$163	$155
PIS/COFINS	2002 to Present	$598	$490
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers, customers, and government entities.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2026:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$15	$206
Residual value guarantee (2)	—	318
Total	$15	$524
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2041. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on the amounts drawn under guaranteed debt facilities at June 30, 2026, Bunge's potential liability was $180 million, and it has recorded $15 million of obligations related to these guarantees within Other current liabilities and Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term, if certain terms are elected by Bunge. These leases expire at various dates from 2027 through 2031. At June 30, 2026, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
Indemnities—Over the years, Bunge has entered into various agreements to divest certain business activities which included indemnification provisions primarily related to legal claims. These indemnities have varying terms, with some expiring in 10 years or less and others having no stated expiration date. At both June 30, 2026 and December 31, 2025, Bunge recognized a $125 million obligation in Other non-current liabilities related to these indemnities and had maximum potential future payments of $1.6 billion.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	June 30, 2026	December 31, 2025
Labor, legal, and other provisions	$573	$551
Pension, postretirement, and post-employment obligations	180	180
Uncertain income tax positions (1)	88	77
Unrealized losses on derivative contracts, at fair value (2)	225	120
Other	119	135
Total	$1,185	$1,063
(1)See Note 9 - Income Taxes.
(2)See Note 11 - Fair Value Measurements.

17.    EQUITY

Share repurchase program — During the three and six months ended June 30, 2026, Bunge repurchased 1,966,107 registered shares for $249 million under an existing share repurchase program, which was completed in the quarter.

On March 9, 2026, Bunge Global SA's Board of Directors approved a new program for the repurchase of up to $3.0 billion of Bunge's issued and outstanding registered shares. Total remaining purchase authorizations were $3.0 billion as of June 30, 2026. The program has an indefinite term.

Dividends on registered shares — We paid cash dividends to shareholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends paid per share	$0.72	$0.70	$1.42	$1.38
Dividend distributions are at the discretion of the Board of Directors and the approval of shareholders at a general meeting in accordance with Swiss law. On May 20, 2026, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.88 per share, payable in four equal quarterly installments of $0.72 per share beginning in the second quarter of fiscal year 2026 and ending in the first quarter of fiscal year 2027.
Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At June 30, 2026, and December 31, 2025, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled $415 million and $135 million, respectively, see Note 10 - Other Current Liabilities.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2026	$(5,553)	$(421)	$(43)	$(6,017)
Other comprehensive income (loss) before reclassifications	—	(1)	—	(1)
Amount reclassified from accumulated other comprehensive income (loss)	—	4	—	4
Balance, June 30, 2026	$(5,553)	$(418)	$(43)	$(6,014)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2025	$(5,952)	$(344)	$(140)	$(6,436)
Other comprehensive income (loss) before reclassifications	357	(49)	—	308
Amount reclassified from accumulated other comprehensive income (loss)	1	—	4	5
Balance, June 30, 2025	$(5,594)	$(393)	$(136)	$(6,123)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$(5,623)	$(418)	$(43)	$(6,084)
Other comprehensive income (loss) before reclassifications	70	(16)	—	54
Amount reclassified from accumulated other comprehensive income (loss)	—	16	—	16
Balance, June 30, 2026	$(5,553)	$(418)	$(43)	$(6,014)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(6,253)	$(309)	$(140)	$(6,702)
Other comprehensive income (loss) before reclassifications	610	(87)	—	523
Amount reclassified from accumulated other comprehensive income (loss)	1	—	4	5
Sale of redeemable noncontrolling interest	48	3	—	51
Balance, June 30, 2025	$(5,594)	$(393)	$(136)	$(6,123)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2026	2025	2026	2025
Net income (loss) attributable to Bunge shareholders	$678	$354	$746	$555

Weighted-average number of shares outstanding:
Basic	193,629,135	134,493,236	193,690,779	134,278,611
Effect of dilutive shares:
—stock options and awards (1)	1,712,607	1,106,007	1,845,397	1,218,967
Diluted	195,341,742	135,599,243	195,536,176	135,497,578

Earnings per share:
Net income (loss) attributable to Bunge shareholders—basic	$3.50	$2.63	$3.85	$4.14
Net income (loss) attributable to Bunge shareholders—diluted	$3.47	$2.61	$3.81	$4.10
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million outstanding stock options or contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and six months ended June 30, 2026, and 2025, respectively.

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
Following the changes, the Company's operations are organized, managed, and classified into four reportable segments - Soybean Processing and Refining, Softseed Processing and Refining, Tropical Oils and Specialty Ingredients, and Grain Merchandising and Milling, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.
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
Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company’s chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company’s captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities.

Transfers between the segments are valued at market. The segment revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

	Three Months Ended June 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$12,071	$4,095	$1,259	$6,614	$—	$24,039	$2	$24,041
Inter–segment revenues	241	359	94	800	(1,494)			—
Raw materials cost	(10,492)	(3,531)	(1,075)	(6,060)	—		5	(21,153)
Industrial expenses- fixed	(279)	(147)	(90)	(160)	—		(1)	(677)
Industrial expenses- variable	(159)	(72)	(30)	(28)	—		—	(289)
Depreciation	(87)	(45)	(26)	(77)	—		(6)	(241)
Selling, general and administrative expenses	(164)	(63)	(60)	(129)	—		(190)	(606)
Other segment items (1)	(86)	36	(2)	13			24	(15)
EBIT	804	273	(24)	173	—	1,226	(166)	1,060

Depreciation, depletion and amortization	(88)	(44)	(34)	(84)	—	(250)	(6)	(256)
Income (loss) from affiliates	—	(2)	—	11		9	—	9
Total assets	19,744	7,595	4,164	12,953	—	44,456	2,326	46,782
Capital expenditures	217	41	122	57	—	437	6	443

	Three Months Ended June 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$7,750	$1,531	$1,152	$2,334	$—	$12,767	$2	$12,769
Inter–segment revenues	133	295	81	329	(838)		—	—
Raw materials cost	(6,804)	(1,349)	(979)	(2,158)	—		(2)	(11,292)
Industrial expenses- fixed	(213)	(77)	(75)	(67)	—		2	(430)
Industrial expenses- variable	(123)	(39)	(25)	(14)	—		—	(201)
Depreciation	(52)	(21)	(17)	(12)	—		(6)	(108)
Selling, general and administrative expenses	(113)	(38)	(61)	(62)	—		(144)	(418)
Other segment items (1)	15	12	(5)	166	—		30	218
EBIT	460	19	(10)	187	—	656	(118)	538

Depreciation, depletion and amortization	(52)	(21)	(25)	(12)	—	(110)	(6)	(116)
Income (loss) from affiliates	2	(1)	—	2	—	3	—	3
Total assets	13,347	2,488	3,417	4,102	—	23,354	7,800	31,154
Capital expenditures	193	14	161	33	—	401	5	406

	Six Months Ended June 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$21,623	$7,999	$2,487	$13,791	$—	$45,900	$2	$45,902
Inter–segment revenues	423	792	192	1,326	(2,733)			—
Raw materials cost	(19,154)	(7,046)	(1,980)	(12,967)	—		9	(41,138)
Industrial expenses- fixed	(545)	(280)	(172)	(296)	—		1	(1,292)
Industrial expenses- variable	(301)	(150)	(57)	(52)	—		—	(560)
Depreciation	(171)	(87)	(52)	(142)	—		(13)	(465)
Selling, general and administrative expenses	(307)	(124)	(121)	(256)	—		(329)	(1,137)
Other segment items (1)	(132)	37	(19)	19	—		29	(66)
EBIT	1,013	349	86	97	—	1,545	(301)	1,244

Depreciation, depletion and amortization	(172)	(87)	(68)	(154)	—	(481)	(13)	(494)
Income (loss) from affiliates	5	(2)	—	11	—	14	(2)	12
Total assets	19,744	7,595	4,164	12,953	—	44,456	2,326	46,782
Capital expenditures	370	65	236	99	—	770	9	779

	Six Months Ended June 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$14,411	$3,046	$2,235	$4,718	$—	$24,410	$2	$24,412
Inter–segment revenues	286	656	168	621	(1,731)		—	—
Raw materials cost	(12,772)	(2,630)	(1,878)	(4,376)	—		6	(21,650)
Industrial expenses- fixed	(413)	(141)	(142)	(129)	—		9	(816)
Industrial expenses- variable	(232)	(81)	(52)	(27)	—		—	(392)
Depreciation	(101)	(40)	(39)	(28)	—		(11)	(219)
Selling, general and administrative expenses	(222)	(73)	(119)	(121)	—		(263)	(798)
Other segment items (1)	60	20	(10)	196	—		63	329
EBIT	731	101	(5)	233	—	1,060	(194)	866
								—
Depreciation, depletion and amortization	(101)	(40)	(55)	(29)	—	(225)	(11)	(236)
Income (loss) from affiliates	13	(6)	—	1	—	8	—	8
Total assets	13,347	2,488	3,417	4,102	—	23,354	7,800	31,154
Capital expenditures	343	25	285	51	—	704	12	716
(1)    Other segment items for each reportable segment includes Foreign exchange gains (losses) – net, Other income (expense) – net, Income (loss) from affiliates, and EBIT – Noncontrolling interests, which includes Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.

A reconciliation of Total reportable segment EBIT to Income (loss) before income tax follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2026	2025	2026	2025
Total reportable segment EBIT	$1,226	$656	$1,545	$1,060
Corporate and Other EBIT	(166)	(118)	(301)	(194)
EBIT - Noncontrolling interests	37	16	50	17
Interest income	43	46	88	105
Interest expense	(197)	(106)	(378)	(210)
Income (loss) before income tax	$943	$494	$1,004	$778
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

	Three Months Ended June 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,019	$2,900	$79	$6,113	$—	$19,111
Sales from contracts with customers (ASC 606)	2,052	1,195	1,180	501	2	4,930
Net sales to external customers	$12,071	$4,095	$1,259	$6,614	$2	$24,041

	Three Months Ended June 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$6,172	$686	$60	$1,830	$—	$8,748
Sales from contracts with customers (ASC 606)	1,578	845	1,092	504	2	4,021
Net sales to external customers	$7,750	$1,531	$1,152	$2,334	$2	$12,769

	Six Months Ended June 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$17,766	$5,727	$102	$12,717	$—	$36,312
Sales from contracts with customers (ASC 606)	3,857	2,272	2,385	1,074	2	9,590
Net sales to external customers	$21,623	$7,999	$2,487	$13,791	$2	$45,902

	Six Months Ended June 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$11,531	$1,400	$70	$3,727	$—	$16,728
Sales from contracts with customers (ASC 606)	2,880	1,646	2,165	991	2	7,684
Net sales to external customers	$14,411	$3,046	$2,235	$4,718	$2	$24,412

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2026 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2025, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended June 30, 2026, for a discussion of our internal controls over financial reporting.
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
This section is inclusive of the results of operations of Viterra from the date of Acquisition. Therefore, results attributable to Viterra are not included in the condensed consolidated statements of income for the three and six months ended June 30, 2025. As such, the Acquisition of Viterra is frequently one of the primary drivers of the year-over-year variances discussed throughout this section.
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
Executive Summary
Net income (loss) attributable to Bunge shareholders - For the three months ended June 30, 2026, Net income attributable to Bunge shareholders was $678 million, an increase of $324 million compared to $354 million, for the three months ended June 30, 2025. For the six months ended June 30, 2026, Net income attributable to Bunge shareholders was $746 million, an increase of $191 million, compared to $555 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026, was primarily due to higher Segment EBIT partially offset by lower Corporate and Other EBIT, as further discussed in the Segment Results section below. Further, the increase was partially offset by higher net interest expense as a result of increased debt levels to finance the Viterra Acquisition, as well as higher income tax expense, as further described in the Consolidated Results of Operations section below.
Net income (loss) attributable to Bunge shareholders - Earnings per share - diluted - For the three months ended June 30, 2026, Net income attributable to Bunge shareholders - diluted, was $3.47 per share, an increase of $0.86 per share, compared to $2.61 per share for the three months ended June 30, 2025. For the six months ended June 30, 2026, Net income attributable to Bunge shareholders - diluted, was $3.81 per share, a decrease of $0.29 per share, compared to income of $4.10 per share for the six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily due to higher Net income attributable to Bunge shareholders discussed above, partially offset by dilution from the issuance of registered shares as part of the Viterra Acquisition. The decrease for the six months ended June 30, 2026 is primarily due to dilution from the issuance of registered shares as part of the Viterra Acquisition, partially offset by higher Net income attributable to Bunge shareholders discussed above.
Total EBIT - For the three months ended June 30, 2026, Total EBIT was $1,060 million, an increase of $522 million compared to $538 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, Total EBIT was $1,244 million, an increase of $378 million compared to Total EBIT of $866 million for the six months ended June 30, 2025. The increase in Total EBIT for the three and six months ended June 30, 2026, was primarily due to higher Segment EBIT, resulting primarily from more favorable results in our Soybean Processing and Refining and Softseed Processing and Refining segments, partially offset by less favorable results in our Grain Merchandising and Milling segment and lower Corporate and Other EBIT, resulting from higher Selling, general and administrative expenses. The Segment Overview section below provides further details as well as a reconciliation of Net income attributable to Bunge shareholders to Total EBIT.
Liquidity and Capital Resources – At June 30, 2026, working capital, which equals Total current assets less Total current liabilities, was $9,481 million, a decrease of $1,580 million, compared to working capital of $11,061 million at June 30, 2025, and an increase of $217 million, compared to working capital of $9,264 million at December 31, 2025. The decrease in working capital at June 30, 2026, compared to June 30, 2025, was primarily due to elevated Cash and cash equivalents balances in the prior year in preparation for closing the Viterra Acquisition early in the third quarter of 2025, higher Trade accounts payable, and Other current liabilities, partially offset by higher Inventories. The increase in working capital at June 30, 2026, compared to December 31, 2025, was primarily due to higher Inventories, partially offset by higher Short-term debt, Other current liabilities, and lower Cash and cash equivalents, as further discussed in the Liquidity and Capital Resources section below.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$24,041	$12,769	88%	$45,902	$24,412	88%
Cost of goods sold	(22,360)	(12,031)	86%	(43,455)	(23,077)	88%
Gross profit	1,681	738	128%	2,447	1,335	83%
Selling, general and administrative expenses	(606)	(418)	45%	(1,137)	(798)	42%
Interest income	43	46	(7)%	88	105	(16)%
Interest expense	(197)	(106)	86%	(378)	(210)	80%
Foreign exchange gains (losses) – net	(26)	44	(159)%	(120)	69	(274)%
Other income (expense) – net	39	187	(79)%	92	269	(66)%
Income (loss) from affiliates	9	3	200%	12	8	50%
Income (loss) before income tax	943	494	91%	1,004	778	29%
Income tax (expense) benefit	(236)	(124)	90%	(222)	(204)	9%
Net income (loss)	707	370	91%	782	574	36%
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(16)	81%	(36)	(19)	89%
Net income (loss) attributable to Bunge shareholders	$678	$354	92%	$746	$555	34%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net sales – Net sales increased 88%, to $24,041 million for the three months ended June 30, 2026. See Segment Results section below for further discussion.
Cost of goods sold - Cost of goods sold increased 86%, to $22,360 million for the three months ended June 30, 2026. The increase in Cost of goods sold was primarily due to higher Net sales partially offset by more favorable mark-to-market results in the current period.

Selling, general, and administrative expenses - Selling, general, and administrative expenses increased 45%, to $606 million for the three months ended June 30, 2026. The increase is primarily due to increased labor costs as a result of the Viterra Acquisition.
Interest - Interest income decreased 7%, to $43 million for the three months ended June 30, 2026. Interest expense increased 86%, to $197 million for the three months ended June 30, 2026. Lower interest income is the result of lower average balances in Cash and cash equivalents. Higher Interest expense is a result of higher debt levels, driven by the financing of the Viterra Acquisition, partially offset by lower average interest rates.
Foreign exchange gains (losses) – net - Foreign exchange gains (losses) – net decreased 159%, to a loss of $26 million for the three months ended June 30, 2026. The net loss in the current quarter primarily reflects losses on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations and the impact of hedging costs attributable to monetary assets in South America.
Other income (expense) - net - Other income (expense) - net decreased 79% to a gain of $39 million for the three months ended June 30, 2026. The decrease was primarily due to the absence of a $155 million prior year gain on the sale of Bunge's North America corn milling business.
Income tax (expense) benefit - Income tax (expense) benefit increased 90% to an income tax expense of $236 million for the three months ended June 30, 2026. The increase in income tax expense for the three months ended June 30, 2026 was primarily due to higher pre-tax income in 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net sales – Net sales increased 88%, to $45,902 million for the six months ended June 30, 2026. See Segment Results section below for further discussion.
Cost of goods sold - Cost of goods sold increased 88%, to $43,455 million for the six months ended June 30, 2026. The increase in Cost of goods sold was primarily due to higher Net sales as well as slightly less favorable mark-to-market results in the current period.
Selling, general, and administrative expenses - Selling, general, and administrative expenses increased 42%, to $1,137 million for the six months ended June 30, 2026. The increase is primarily due to increased labor costs as a result of the Viterra Acquisition.
Interest - Interest income decreased 16%, to $88 million for the six months ended June 30, 2026. Interest expense increased 80%, to $378 million for the six months ended June 30, 2026. Lower interest income is the result of lower average balances in Cash and cash equivalents. Higher Interest expense is a result of higher debt levels, driven by the financing of the Viterra Acquisition, partially offset by lower average interest rates.
Foreign exchange gains (losses) – net - Foreign exchange gains (losses) – net decreased 274%, to a loss of $120 million for the six months ended June 30, 2026. The net loss in the current period primarily reflects the impact of hedging costs attributable to monetary assets in South America, as well as additional losses in South America on net monetary assets due to a weaker U.S. dollar. These losses are partially offset by gains on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Other income (expense) - net - Other income (expense) - net decreased 66% to a gain of $92 million for the six months ended June 30, 2026. The decrease was primarily due to the absence of a $155 million prior year gain on the sale of Bunge's North America corn milling business recognized in the second quarter of 2025.
Income tax (expense) benefit - Income tax (expense) benefit increased 9% to an income tax expense of $222 million for the six months ended June 30, 2026. The increase in income tax expense for the six months ended June 30, 2026 was primarily due to higher pre-tax income in 2026.

Segment Overview
Effective in the third quarter of 2025, we changed our reportable segments to align with our new value chain operational structure as a result of the completion of the Acquisition of Viterra. Additionally, during the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor to the Company’s previously reported segment results or the consolidated financial statements. See Note 19 - Segment Information to our condensed consolidated financial statements.
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
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions, including acquisition and integration costs related to the Viterra Acquisition, that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company’s chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company’s captive insurance activities, accounts receivable securitization activities, and certain income tax assets and liabilities.
Further, we enhanced our volume reporting in the third quarter of 2025 to align with the new segment reporting structure and with the Company’s primary income-generating activities. Volumes are now reported as follows:
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
•Grain Merchandising and Milling volumes represent sales volumes to third-party customers.
Corresponding prior period amounts have been recast to conform to the current period presentations described above.

A reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2026	2025	2026	2025
Net income (loss) attributable to Bunge shareholders	$678	$354	$746	$555
Interest income	(43)	(46)	(88)	(105)
Interest expense	197	106	378	210
Income tax expense (benefit)	236	124	222	204
Noncontrolling interests' share of interest and tax	(8)	—	(14)	2
Total EBIT	$1,060	$538	$1,244	$866

Soybean Processing and Refining	804	460	1,013	731
Softseed Processing and Refining	273	19	349	101
Tropical Oils and Specialty Ingredients	(24)	(10)	86	(5)
Grain Merchandising and Milling	173	187	97	233
Segment EBIT	1,226	656	1,545	1,060

Corporate and Other EBIT	(166)	(118)	(301)	(194)

Total EBIT	$1,060	$538	$1,244	$866

Reportable Segments

Soybean Processing and Refining

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)
Soybeans processed	11,524	9,304	24%	22,281	17,414	28%
Soybeans merchandised	8,046	4,098	96%	13,179	6,331	108%
Refined oil production	933	902	3%	1,790	1,761	2%
Net sales	$12,071	$7,750	56%	$21,623	$14,411	50%
Cost of goods sold	(11,017)	(7,192)	53%	(20,171)	(13,518)	49%
Selling, general and administrative expenses	(164)	(113)	45%	(307)	(222)	38%
Foreign exchange (losses) gains – net	(53)	31	(271)%	(100)	51	(296)%
EBIT attributable to noncontrolling interests	(38)	(13)	192%	(34)	(10)	240%
Other income (expense) – net	5	(5)	200%	(3)	6	(150)%
Income (loss) from affiliates	—	2	(100)%	5	13	(62)%
Total Soybean Processing and Refining Segment EBIT	$804	$460	75%	$1,013	$731	39%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Soybean Processing and Refining segment Net sales increased 56%, to $12,071 million for the three months ended June 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher volumes in our legacy businesses across most regions, especially due to better farmer selling in South America. The increase is also attributable to higher prices across all regions due to strong global demand due to the conflict with Iran, as well as biofuel mandates in North America.

Segment EBIT increased 75%, to $804 million for the three months ended June 30, 2026. The net increase was primarily driven by higher results in our North America, Argentina, and global soybean processing businesses due to a more favorable processing environment and more favorable mark-to-market results. The increase is partially offset by foreign currency losses recognized in the current quarter on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations in South America.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Soybean Processing and Refining segment Net sales increased 50%, to $21,623 million for the six months ended June 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher volumes in our legacy businesses across all regions, especially due to better farmer selling in South America. The increase is also attributable to higher prices across all regions due to strong global demand due to the conflict with Iran, as well as biofuel mandates in North America.
Segment EBIT increased 39%, to $1,013 million for the six months ended June 30, 2026.The net increase was primarily driven by higher results in our North America, Argentina, and global soybean processing businesses due to a more favorable processing environment. The increase is partially offset by foreign currency losses recognized in the current year on remeasurement of foreign denominated balances in South America.
Softseed Processing and Refining

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)
Softseeds processed	3,490	1,947	79%	6,771	4,141	64%
Softseeds merchandised	1,296	15	8540%	2,702	110	2356%
Refined oil production	974	663	47%	1,747	1,391	26%
Net sales	$4,095	$1,531	167%	$7,999	$3,046	163%
Cost of goods sold	(3,795)	(1,486)	155%	(7,563)	(2,892)	162%
Selling, general and administrative expenses	(63)	(38)	66%	(124)	(73)	70%
Foreign exchange (losses) gains – net	42	16	163%	48	32	50%
EBIT attributable to noncontrolling interests	—	(1)	100%	(3)	(1)	(200)%
Other income (expense) – net	(4)	(2)	100%	(6)	(5)	20%
Income (loss) from affiliates	(2)	(1)	(100)%	(2)	(6)	67%
Total Softseed Processing and Refining Segment EBIT	$273	$19	1,337%	$349	$101	246%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Softseed Processing and Refining segment Net sales increased 167%, to $4,095 million for the three months ended June 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher average sales prices across all regions driven by strong demand from global biofuel mandates, elevated global energy prices as a result of the conflict with Iran, as well as sustained export meal and seeds demand. Global sun oil prices were also higher driven by elevated demand amid tight global supply following limited crop availability in the Black Sea and Europe. Softseeds processed were also higher in Argentina and Europe, partially driven by activity in Ukraine as a result of the acquisition of an oilseed crush facility from Varthomio completed in the fourth quarter of 2025.
Segment EBIT increased 1,337%, to $273 million for the three months ended June 30, 2026. The increase was primarily due to improved results across all regions due to strong demand that drove higher prices as described above, as well as more favorable mark-to-market results in the current period.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Softseed Processing and Refining segment Net sales increased 163%, to $7,999 million for the six months ended June 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, in addition to higher average sales prices across all regions driven by strong demand from global biofuel mandates, elevated global energy prices as a result of the conflict with Iran, and sustained export meal and seeds demand. Global sun oil prices were also higher driven by elevated demand amid tight global supply following limited crop availability in the Black Sea and Europe. Softseeds processed were also higher in Argentina and Europe, partially driven by activity in Ukraine as a result of the acquisition of an oilseed crush facility from Varthomio completed in the fourth quarter of 2025.
Segment EBIT increased 246%, to $349 million for the six months ended June 30, 2026. The net increase was primarily due to improved results across most regions due to strong demand that drove higher prices as described above, partially offset by lower results in our North America business due to unfavorable mark-to-market results.
Tropical Oils and Specialty Ingredients

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)	660	624	6%	1,299	1,242	5%
Net sales	$1,259	$1,152	9%	$2,487	$2,235	11%
Cost of goods sold	(1,221)	(1,096)	11%	(2,261)	(2,111)	7%
Selling, general and administrative expenses	(60)	(61)	(2)%	(121)	(119)	2%
Foreign exchange (losses) gains – net	—	(3)	100%	(4)	(3)	(33)%
EBIT attributable to noncontrolling interests	—	—	—%	(11)	(2)	450%
Other income (expense) – net	(2)	(2)	—%	(4)	(5)	(20)%
Total Tropical Oils and Specialty Ingredients Segment EBIT	$(24)	$(10)	(140)%	$86	$(5)	1,820%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Tropical Oils and Specialty Ingredients segment Net sales increased 9%, to $1,259 million for the three months ended June 30, 2026. The increase was primarily due to higher prices driven by higher commodity prices due to stronger vegetable oil demand and global biofuel mandates. To a lesser extent, higher prices were also attributable to elevated global vegetable oil prices resulting from the conflict with Iran. Volumes were also higher.
Segment EBIT decreased 140%, to a loss of $24 million for the three months ended June 30, 2026. The decrease was primarily due to lower results in our tropical oils business driven by more unfavorable mark-to-market results.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Tropical Oils and Specialty Ingredients segment Net sales increased 11%, to $2,487 million for the six months ended June 30, 2026. The increase was primarily due to higher sales prices in our tropical oils business driven by higher commodity prices due to higher vegetable oil prices from the conflict with Iran, especially in the first quarter of 2026, as well as stronger demand resulting from global biofuel mandates. Volumes were also higher.
Segment EBIT increased 1,820%, to $86 million for the six months ended June 30, 2026. The increase was primarily due to favorable mark-to-market results in our tropical oils business, as well as higher Net sales as described above.

Grain Merchandising and Milling

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)	23,852	8,382	185%	50,410	16,892	198%
Net sales	$6,614	$2,334	183%	$13,791	$4,718	192%
Cost of goods sold	(6,325)	(2,251)	181%	(13,457)	(4,560)	195%
Selling, general and administrative expenses	(129)	(62)	108%	(256)	(121)	112%
Foreign exchange (losses) gains – net	(18)	(14)	(29)%	(56)	(26)	(115)%
EBIT attributable to noncontrolling interests	1	(3)	(133)%	(3)	(5)	(40)%
Other income (expense) – net	19	181	(90)%	67	226	(70)%
Income (loss) from affiliates	11	2	450%	11	1	1,000%
Total Grain Merchandising and Milling Segment EBIT	$173	$187	(7)%	$97	$233	(58)%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Grain Merchandising and Milling segment Net sales increased 183%, to $6,614 million for the three months ended June 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra. In addition, volumes in our global corn business increased driven by strong ethanol demand and increased farmer selling in North America. Volumes and prices in our global wheat and wheat milling businesses increased due to higher supply and demand across various regions. The above increases were partially offset by the lack of recurring sales from our North American corn milling business that was divested in the second quarter of 2025, as well as sales price decreases in our global corn business.
Segment EBIT decreased 7%, to $173 million for the three months ended June 30, 2026. The decrease was primarily due to the absence of a prior year $155 million gain on the sale of Bunge's North America corn milling business, as well as higher Selling, general and administrative expenses in the current period as a result of the Viterra Acquisition. The decrease was partially offset by more favorable results in our ocean freight business as a result of rising freight prices and optimal fleet utilization.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Grain Merchandising and Milling segment Net sales increased 192%, to $13,791 million for the six months ended June 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra. In addition, volumes in our global corn business increased driven by strong ethanol demand and increased farmer selling in North America. Volumes and prices in our global wheat and wheat milling businesses increased due to higher supply and demand across various regions. The above increases were partially offset by the lack of recurring sales from our North American corn milling business that was divested in the second quarter of 2025, as well as sales price decreases in our global corn business.
Segment EBIT decreased 58%, to $97 million for the six months ended June 30, 2026. The decrease was primarily due to the absence of a prior year $155 million gain on the sale of Bunge's North America corn milling business recognized in the second quarter of 2025, as well as higher Selling, general and administrative expenses in the current period as a result of the Viterra Acquisition. The decrease was partially offset by more favorable results driven by contributions from the Acquisition of Viterra and the financial services business. Additionally, the favorable results in our ocean freight business during the second quarter of 2026, as described above, were partially offset by the unfavorable results recognized during the first quarter of 2026.

Corporate and Other

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$2	$2	—%	$2	$2	—%
Cost of goods sold	(2)	(6)	(67)%	(3)	4	175%
Selling, general and administrative expenses	(190)	(144)	32%	(329)	(263)	25%
Foreign exchange (losses) gains – net	3	14	(79)%	(8)	15	(153)%
EBIT attributable to noncontrolling interests	—	1	(100)%	1	1	—%
Other income (expense) – net	21	15	40%	38	47	(19)%
Income (loss) from affiliates	—	—	—%	(2)	—	(100)%
Total Corporate and Other EBIT	$(166)	$(118)	(41)%	$(301)	$(194)	(55)%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Corporate and Other EBIT decreased 41%, to a loss of $166 million for the three months ended June 30, 2026. The decrease was primarily driven by an increase in Selling, general and administrative expenses as a result of the Viterra Acquisition. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $35 million, and $38 million for three months ended June 30, 2026, and June 30, 2025, respectively.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Corporate and Other EBIT decreased 55%, to a loss of $301 million for the six months ended June 30, 2026. The decrease was primarily driven by an increase in Selling, general and administrative expenses as a result of the Viterra Acquisition and the timing of performance-based compensation. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $70 million for both the six months ended June 30, 2026, and June 30, 2025. Other income (expense) - net also decreased driven by a $15 million cash benefit received in the six months ended June 30, 2025 related to a prior investment in affiliate.

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
Working Capital

	As of
(US$ in millions, except current ratio)	June 30, 2026	June 30, 2025	December 31, 2025
Cash and cash equivalents	$593	$6,790	$1,135
Trade accounts receivable, net	3,931	2,258	3,870
Inventories	15,461	8,014	13,198
Other current assets (1)	6,230	4,383	6,188
Total current assets	$26,215	$21,445	$24,391
Short-term debt	$4,588	$3,535	$3,883
Current portion of long-term debt	1,200	690	1,337
Trade accounts payable	5,370	2,894	4,881
Current operating lease obligations	502	282	499
Other current liabilities (2)	5,074	2,983	4,527
Total current liabilities	$16,734	$10,384	$15,127
Working capital (3)	$9,481	$11,061	$9,264
Current ratio (3)	1.57	2.07	1.61

(1)    Comprises Time deposits under trade structured finance program, Assets held for sale, and Other current assets
(2)    Comprises Letter of credit obligations under trade structured finance program, Liabilities held for sale, and Other current liabilities
(3)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $9,481 million at June 30, 2026, an increase of $217 million from working capital of $9,264 million at December 31, 2025, and a decrease of $1,580 million from working capital of $11,061 million at June 30, 2025.
Cash and Cash Equivalents - Cash and cash equivalents were $593 million at June 30, 2026, a decrease of $542 million from $1,135 million at December 31, 2025, and a decrease of $6,197 million from $6,790 million at June 30, 2025. The significant decrease from June 30, 2025 is due to an accumulation of Cash and cash equivalents levels in the prior period in preparation for closing of the Viterra Acquisition that occurred early in the third quarter of 2025. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, commercial paper programs with highly rated institutions, and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for further details regarding the factors giving rise to the change in Cash and cash equivalents during the six months ended June 30, 2026.
Trade accounts receivable, net - Trade accounts receivable, net were $3,931 million at June 30, 2026, an increase of $61 million from $3,870 million at December 31, 2025, and an increase of $1,673 million from $2,258 million at June 30, 2025. The increase from December 31, 2025 was primarily due to higher average sales prices driven by factors described in the Segment Overview section above, which were partially offset by higher receivables sold into our securitization program. The increase from June 30, 2025 was primarily due to an increase in receivables outstanding as of June 30, 2026 from the Acquisition of Viterra as well as increased Net sales in the current period driven by factors described in the Segment Overview section above, which were partially offset by higher receivables sold into our securitization program.

Inventories - Inventories were $15,461 million at June 30, 2026, an increase of $2,263 million from $13,198 million at December 31, 2025, and an increase of $7,447 million from $8,014 million at June 30, 2025. The increase from December 31, 2025 was primarily due to increased soybean volumes in conjunction with the timing of the South American harvest, as well as higher prices on most commodities. The increase from June 30, 2025 was primarily due to increased inventory balances from the Acquisition of Viterra and higher average prices on most commodities.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $13,311 million, $11,361 million, and $6,657 million at June 30, 2026, December 31, 2025, and June 30, 2025, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $6,230 million at June 30, 2026, an increase of $42 million from $6,188 million at December 31, 2025, and an increase of $1,847 million from $4,383 million at June 30, 2025. The increase from December 31, 2025 was attributable to an increase in prepaid commodity purchase contracts in conjunction with the timing of the South American harvest, an increase in unrealized gains on derivative contracts at fair value as a result of volatile commodity prices and exchange rate fluctuations, and an increase in margin deposits. These increases were partially offset by a reduction in marketable securities and other short-term investments based on dynamic investment strategies in South America, a decrease in secured advances to suppliers, which were converted to prepaid commodity contracts in conjunction with the timing of the South American harvest, a reduction in time deposits under the trade structured finance program, and the collection of our $80 million disposition receivable which resulted from the sale of 40% of our Spanish operating subsidiary. The increase from June 30, 2025 was primarily due to the Acquisition of Viterra. This increase was partially offset by lower unrealized gains on derivative contracts as a result of volatile commodity prices, a reduction in marketable securities and other short-term investments based on dynamic investment strategies in South America and the collection of our $80 million disposition receivable as noted above.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $5,788 million at June 30, 2026, an increase of $568 million from $5,220 million at December 31, 2025, and an increase of $1,563 million from $4,225 million at June 30, 2025. The higher short-term debt level at June 30, 2026, compared to December 31, 2025 was due to higher borrowings by Bunge from its commercial paper program and revolving credit facilities, as well as higher borrowings under bilateral short-term credit lines entered into through our financing subsidiaries to fund working capital requirements as a result of the Acquisition of Viterra. The increase was partially offset by a decrease in the Current portion of long-term debt due to the repayment of $575 million of senior notes in April 2026, partially offset by $442 million 4.90% senior notes due in 2027 which became current in the second quarter of 2026. The increase from June 30, 2025 was due to an increase of borrowings under bilateral short-term credit lines entered into through our financing subsidiaries to fund working capital requirements. In addition, increased short-term debt levels at June 30, 2026 compared to June 30, 2025, resulted from an increase in the Current portion of long-term debt primarily due two senior notes maturing within the next year to a total of $1,142 million, compared to only $600 million in the prior period. The increase was partially offset by lower borrowings under the commercial paper program and revolving credit facilities in the current period based on our funding strategies, including the utilization of proceeds from the issuance of two tranches of senior notes in March 2026.
Trade accounts payable - Trade accounts payable were $5,370 million at June 30, 2026, an increase of $489 million from $4,881 million at December 31, 2025, and an increase of $2,476 million from $2,894 million at June 30, 2025. The increase from December 31, 2025 was primarily due to higher inventory volumes in conjunction with the South American harvest and higher average commodity prices, partially offset by the timing of payments in North America. The increase from June 30, 2025 was primarily due to the Acquisition of Viterra, as well as higher average commodity prices in the current period.
Other current liabilities - Other current liabilities were $5,074 million at June 30, 2026, an increase of $547 million from $4,527 million at December 31, 2025, and an increase of $2,091 million from $2,983 million at June 30, 2025. The increase from December 31, 2025 was primarily due to an increase in unrealized losses on derivative contracts as a result of volatile commodity prices and higher accrued dividends (see Note 17 - Equity to our condensed consolidated financial statements), partially offset by lower accrued liabilities as a result of variable compensation plan payments, lower time deposits under the trade structured finance program, and lower advances on sales driven by timing of receipts in North America. The increase from June 30, 2025 was primarily due to the Acquisition of Viterra, as well as an increase in unrealized losses on derivative contracts as a result of volatile commodity prices and higher accrued dividends.

Debt
As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.
Revolving Credit Facilities — At June 30, 2026, we had $8,835 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Borrowings Outstanding
Revolving Credit Facilities	Maturities	June 30, 2026	June 30, 2026	December 31, 2025
$1.1 Billion 364-day Revolving Credit Agreement	2026	$1,100	$—	$—
$3.5 Billion Revolving Facility Agreement	2028	3,500	830	600
$4.2 Billion Revolving Credit Agreement	2030	4,200	—	—
$865 Million Revolving Credit Agreement	2030	865	—	—
Total Revolving Credit Facilities		$9,665	$830	$600
Commercial Paper Program - The following table summarizes the facility as of the periods presented:

(US$ in millions)	Program Capacity	Borrowings Outstanding
Commercial Paper Program (1)	June 30, 2026	June 30, 2026	December 31, 2025
$3 Billion Commercial Paper Program	$3,000	$564	$300
(1)The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
Short and long-term debt —

	As of
US$ in millions	June 30, 2026	June 30, 2025	December 31, 2025
Short-term debt	$4,588	$3,535	$3,883
Long-term debt, including current portion	10,626	7,734	10,168
Total debt	$15,214	$11,269	$14,051

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Year Ended December 31, 2025
Average total debt outstanding	$14,891	$7,263	$11,153
Our total debt was $15,214 million at June 30, 2026, an increase of $1,163 million from $14,051 million at December 31, 2025, and an increase of $3,945 million from $11,269 million at June 30, 2025. The higher total debt level at June 30, 2026, compared to December 31, 2025 was primarily due to an increase in short-term borrowings as described above and an increase in long-term debt, including current portion, due to the issuance of two tranches of senior notes ("2026 Senior Notes") for an aggregate principal amount of $1.2 billion in March 2026, partially offset by the repayment of $575 million of senior notes in April 2026. The higher total debt levels compared to June 30, 2025 were due to an increase in short-term borrowings as described above and an increase in long-term debt, including current portion, resulting from the issuance of the 2026 Senior Notes, as well as the issuance of two tranches of senior notes for an aggregate principal amount of $1.3 billion in August 2025. In addition, long-term debt includes senior notes outstanding as of June 30, 2026 obtained from the Acquisition of Viterra. The increase is partially offset by repayments of $1 billion in term loans and $600 million of senior notes in September 2025. See Note 13 - Debt to our condensed consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. There were $1,080 million and $900 million borrowings outstanding under these bilateral short-term credit lines at June 30,

2026 and December 31, 2025, respectively. No borrowings were outstanding as of June 30, 2025. The increase in the current period is primarily to support working capital requirements.
In addition, Bunge's operating companies had $2,114 million, $2,083 million, and $1,288 million in short-term borrowings outstanding from local bank facilities at June 30, 2026, December 31, 2025, and June 30, 2025, respectively, to support working capital requirements. The outstanding borrowings as of June 30, 2026 and December 31, 2025 include short-term borrowings from local bank facilities as a result of the Acquisition of Viterra.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at June 30, 2026.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
3.25% Senior Notes due 2026	700	$700
4.90% Senior Notes due 2027	440	$442
3.75% Senior Notes due 2027	600	$599
4.10% Senior Notes due 2028	400	$399
4.20% Senior Notes due 2029	800	$795
4.55% Senior Notes due 2030	650	$646
3.20% Senior Notes due 2031	599	$561
2.75% Senior Notes due 2031	1,000	$994
5.25% Senior Notes due 2032	300	$306
4.80% Senior Notes due 2033	500	$495
4.65% Senior Notes due 2034	800	$792
5.15% Senior Notes due 2035	650	$644
5.15% Senior Notes due 2036	700	$694
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
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2026, were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial and non-financial covenants including a maximum debt to capitalization ratio, as well as limitations related to incurring liens and secured indebtedness. We were in compliance with these covenants as of June 30, 2026.
Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2026	December 31, 2025
Registered shares	$2	$2
Additional paid-in capital	9,838	9,841
Retained earnings	13,339	13,152
Accumulated other comprehensive income (loss)	(6,014)	(6,084)
Treasury shares, at cost	(1,212)	(1,007)
Total Bunge shareholders’ equity	15,953	15,904
Noncontrolling interest	1,389	1,465
Total equity	$17,342	$17,369
Total Bunge shareholders’ equity was $15,953 million at June 30, 2026, compared to $15,904 million at December 31, 2025, an increase of $49 million. The increase was primarily due to $746 million of Net income (loss) attributable to Bunge and $70 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments. These increases were partially offset by $555 million of declared dividends to shareholders and $249 million of share repurchases, as described in Note 17 - Equity to our condensed consolidated financial statements.
Noncontrolling interests decreased to $1,389 million at June 30, 2026, from $1,465 million at December 31, 2025, primarily due to measurement period adjustments of $101 million in connection with noncontrolling interests recognized from the Acquisition of Viterra.
Share repurchase program - As described in Note 17 - Equity to our condensed consolidated financial statements, there were aggregate remaining purchase authorizations of $3.0 billion as of June 30, 2026 under approved share repurchase programs. During the three and six months ended June 30, 2026, Bunge repurchased 1,966,107 registered shares for $249 million, completing share repurchases under a previously existing program.
Cash Flows

	Six Months Ended June 30,
(US$ in millions)	2026	2025
Cash provided by (used for) operating activities	$(1,126)	$(1,357)
Cash provided by (used for) investing activities	(275)	(102)
Cash provided by (used for) financing activities	832	4,938
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	5
Net increase (decrease) in cash and cash equivalents and restricted cash	$(570)	$3,484
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
During the six months ended June 30, 2026, our cash and cash equivalents and restricted cash decreased by $570 million, compared to an increase of $3,484 million during the six months ended June 30, 2025, as further explained below.

Operating: Cash used for operating activities was $1,126 million for the six months ended June 30, 2026, a decrease of $231 million, compared to cash used for operating activities of $1,357 million for the six months ended June 30, 2025. The reduction of cash used for operations was primarily driven by higher reported net income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as discussed in the Segment Overview and Consolidated Results of Operations sections above, as well as higher depreciation as a result of the Acquisition of Viterra, partially offset by net changes in working capital, as discussed in the Working Capital section above.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains – net. For the six months ended June 30, 2026, we recorded a foreign currency gain on our debt of $98 million, which was included as an adjustment to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $275 million for the six months ended June 30, 2026, an increase of $173 million, compared to cash used for investing activities of $102 million for the six months ended June 30, 2025. The increase was primarily due to the absence of the proceeds from the sale of Bunge's corn milling business in North America in the prior year, as well as cash payments of $105 million for the acquisition of substantially all assets related to the lecithin, soy protein concentrate and crush businesses of International Flavors and Fragrances, Inc. in the current period and the absence of $100 million in proceeds from the sale of BP Bunge Bioenergia that occurred in the prior year. The decrease was partially offset by increased proceeds from short-term investments related to certain investment strategies in Argentina.
Financing: Cash provided by financing activities was $832 million for the six months ended June 30, 2026, a decrease of $4,106 million, compared to cash provided by financing activities of $4,938 million for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in net cash proceeds from short and long-term debt of $3,637 driven by prior year borrowings in preparation to fund the Acquisition of Viterra as well as a current period repayment of senior notes due in April 2026, partially offset by proceeds from the issuance of the 2026 Senior Notes in the first quarter of 2026. The decrease also is attributable to $249 million in repurchases of registered shares during the six months ended June 30, 2026, as well as the difference between $206 million of proceeds received from the sale of a redeemable noncontrolling interest related to our Spanish operating subsidiary in the prior period, compared to $80 million in deferred consideration received from the same sale of redeemable noncontrolling interest in the current period.

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.72 per share on June 1, 2026, to shareholders of record on May 22, 2026. On May 20, 2026, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.88 per share, payable in four equal quarterly installments of $0.72 per share beginning in the second quarter of fiscal year 2026 and ending in the first quarter of fiscal year 2027. The $0.72 per share dividend distribution represents a $0.02, or 3% increase from the Company’s previously approved quarterly cash dividend declared of $0.70 per share.

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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options and major financial institutions in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 11 - Fair Value Measurements and Note 12 - Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
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

	Six Months Ended June 30, 2026		Year Ended December 31, 2025
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$2,645	$(265)	$1,307	$(131)
Lowest daily aggregated position value	$390	$(39)	$(611)	$(61)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2026, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $29 million and $42 million for the six months ended June 30, 2026, and for the year ended December 31, 2025, respectively, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2026, was $15,248 million, with a carrying value of $15,214 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at June 30, 2026, would result in a less than 1% change in the fair value of our debt and interest rate swaps.

A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $102 million in interest expense on our variable rate debt at June 30, 2026. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company is in the process of integrating Viterra and as a result of these integration activities, certain controls have changed, and further changes are anticipated. Management expects the integration process to continue in phases over the next several years.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $41 million and $291 million, for labor and civil claims, respectively, as of June 30, 2026. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of purchases of equity securities during the second quarter of 2026 by Bunge and any of its affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2026 - April 30, 2026	—	$—	—	$3,249,393,453
May 1, 2026 - May 31, 2026	422,570	$123.88	422,570	$3,197,045,566
June 1, 2026 - June 30, 2026	1,543,537	$127.66	1,543,537	$3,000,000,000
Total	1,966,107	$126.85	1,966,107

(1)    Program was authorized for the repurchase of up to $2.7 billion issued and outstanding registered shares. The program had an indefinite term. Total repurchases under the program from inception through June 30, 2026 were 28,383,187 shares for $2.7 billion, thereby completing the program.
(2)    A new program was approved by Bunge's Board of Directors effective March 9, 2026, for the repurchase of up to $3.0 billion issued and outstanding registered shares. The program has an indefinite term.

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

BUNGE GLOBAL SA

Date: July 29, 2026	By:	/s/ John W. Neppl
John W. Neppl
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer