Form 10-Q
period 2026-09-30
Bunge Global SA
filed 2026-10-29
CIK 1996862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 27, 2026, the number of registered shares outstanding of the registrant was:
Registered shares, par value $.01 per share:192,143,784

BUNGE GLOBAL SA

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	4

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2026 and 2025	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	61

PART II — INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

Exhibit Index		64

Signatures		65

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$23,804	$22,155	$69,706	$46,567
Cost of goods sold	(22,472)	(21,092)	(65,927)	(44,169)
Gross profit	1,332	1,063	3,779	2,398
Selling, general and administrative expenses	(605)	(678)	(1,742)	(1,476)
Interest income	20	57	108	162
Interest expense	(208)	(202)	(586)	(412)
Foreign exchange gains (losses) – net	(63)	(55)	(183)	14
Other income (expense) – net	17	77	109	346
Income (loss) from affiliates	22	8	34	16
Income (loss) from continuing operations before income tax	515	270	1,519	1,048
Income tax (expense) benefit	(168)	(86)	(390)	(290)
Income (loss) from continuing operations	347	184	1,129	758
Income (loss) from discontinued operations, net of tax	—	(3)	—	(3)
Net income (loss)	347	181	1,129	755
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(15)	(65)	(34)
Net income (loss) attributable to Bunge shareholders (Note 18)	$318	$166	$1,064	$721
	0	0
Earnings per share—basic (Note 18)
Net income (loss) from continuing operations	$1.65	$0.86	$5.51	$4.66
Net income (loss) from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) attributable to Bunge shareholders - basic	$1.65	$0.84	$5.51	$4.64

Earnings per share—diluted (Note 18)
Net income (loss) from continuing operations	$1.64	$0.86	$5.45	$4.62
Net income (loss) from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) attributable to Bunge shareholders - diluted	$1.64	$0.84	$5.45	$4.60
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$347	$181	$1,129	$755
Other comprehensive income (loss):
Foreign exchange translation adjustment	10	47	70	692
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of zero and $(4) in 2026 and zero and $(4) in 2025	(4)	(32)	(20)	(119)
Pension adjustment, net of tax (expense) benefit of $(1) and $(1) in 2026 and zero in 2025	3	—	3	—
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of $1 and $2 in 2026 and zero and $(1) 2025	—	—	16	5
Total other comprehensive income (loss)	9	15	69	578
Total comprehensive income (loss)	356	196	1,198	1,333
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(14)	(55)	(68)
Total comprehensive income (loss) attributable to Bunge	$327	$182	$1,143	$1,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$524	$1,135
Time deposits under trade structured finance program (Note 3)	—	208
Trade accounts receivable (net of allowances of $185 and $156) (Note 4)	4,137	3,870
Inventories (Note 5)	16,624	13,198
Assets held for sale (Note 2)	753	191
Other current assets (Note 6)	7,171	5,789
Total current assets	29,209	24,391
Property, plant and equipment, net	11,942	11,678
Operating lease assets	1,616	1,686
Goodwill	3,366	3,141
Other intangible assets, net	278	309
Investments in affiliates	1,340	1,495
Deferred income taxes	825	890
Other non-current assets (Note 7)	1,080	938
Total assets	$49,656	$44,528
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$6,471	$3,883
Current portion of long-term debt (Note 13)	1,331	1,337
Letter of credit obligations under trade structured finance program (Note 3)	—	208
Trade accounts payable (includes $776 and $559 carried at fair value) (Note 11)	5,576	4,881
Current operating lease obligations	480	499
Liabilities held for sale (Note 2)	266	61
Other current liabilities (Note 10)	5,311	4,258
Total current liabilities	19,435	15,127
Long-term debt (Note 13)	8,944	8,831
Deferred income taxes	920	988
Non-current operating lease obligations	1,048	1,097
Other non-current liabilities (Note 16)	1,429	1,063
Redeemable noncontrolling interest	78	53
Equity (Note 17):
Registered shares, par value $0.01; authorized not issued – 33,632,445 shares; conditionally authorized 32,285,894 shares; issued and outstanding: 2026 – 192,142,343 shares, 2025 – 193,408,656 shares	2	2
Additional paid-in capital	9,851	9,841
Retained earnings	13,657	13,152
Accumulated other comprehensive income (loss) (Note 17)	(6,005)	(6,084)
Treasury shares, at cost; 2026 - 16,369,420 shares and 2025 - 15,103,107 shares	(1,209)	(1,007)
Total Bunge shareholders’ equity	16,296	15,904
Noncontrolling interests	1,506	1,465
Total equity	17,802	17,369
Total liabilities, redeemable noncontrolling interest and equity	$49,656	$44,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$1,129	$755
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	85	15
Foreign exchange (gain) loss on net debt	(87)	(251)
Depreciation, depletion and amortization	742	477
Share-based compensation expense	70	54
Deferred income tax expense (benefit)	(37)	(88)
(Gain) loss on sale of investments and property, plant and equipment	(6)	(155)
Results from affiliates	(40)	(16)
Dividend return on investment	54	32
Other, net	99	51
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(209)	(35)
Inventories	(3,559)	(799)
Secured advances to suppliers	(386)	(281)
Trade accounts payable and accrued liabilities	575	(48)
Advances on sales	(330)	(310)
Net unrealized (gains) losses on derivative contracts	41	(125)
Margin deposits	(379)	(28)
Recoverable and income taxes, net	190	179
Marketable securities	(1)	34
Other, net	(253)	36
Cash provided by (used for) operating activities	(2,302)	(503)
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,163)	(1,185)
Acquisitions of businesses (net of cash acquired)	(105)	(4,116)
Proceeds from investments	1,596	1,237
Payments for investments	(1,155)	(2,471)
Settlements of net investment hedges	(8)	(34)
Proceeds from disposal of business and property, plant and equipment	21	946
Proceeds from sale of investments in affiliates	—	100
Payments for investments in affiliates	(56)	(69)
Other, net	30	68
Cash provided by (used for) investing activities	(840)	(5,524)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	2,738	2,389
Proceeds from short-term debt with maturities greater than three months	1,560	1,031
Repayments of short-term debt with maturities greater than three months	(1,719)	(969)
Proceeds from long-term debt	1,799	3,602
Repayments of long-term debt	(1,331)	(1,350)
Repurchases of registered shares	(249)	(545)
Dividends paid to registered shareholders	(414)	(324)
Capital contributions from (Return of capital to) noncontrolling interest	118	30
Sale of redeemable noncontrolling interest	80	206
Acquisition of noncontrolling interest	—	(18)
Other, net	(45)	(31)
Cash provided by (used for) financing activities	2,537	4,021
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	13	3
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	(592)	(2,003)
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	1,166	3,328
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$574	$1,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, July 1, 2026	$68	192,106,786	$2	16,404,977	$(1,212)	$9,838	$13,339	$(6,014)	$1,389	$17,342
Net income (loss)	10	—	—	—	—	—	318	—	19	337
Other comprehensive income (loss)	—	—	—	—	—	—	—	9	—	9
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(5)	(5)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	(1)	—	—	103	102
Share-based compensation expense	—	—	—	—	—	17	—	—	—	17
Issuance of registered shares, including stock dividends	—	35,557	—	(35,557)	3	(3)	—	—	—	—
Balance, September 30, 2026	$78	192,142,343	$2	16,369,420	$(1,209)	$9,851	$13,657	$(6,005)	$1,506	$17,802

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, July 1, 2025	$61	134,434,752	$1	20,847,790	$(1,508)	$5,502	$13,011	$(6,123)	$1,012	$11,895
Net income (loss)	—	—	—	—	—	—	166	—	15	181
Other comprehensive income (loss)	—	—	—	—	—	—	—	16	(1)	15
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(125)	—	—	(125)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(5)	(5)
Acquisition of a business (Note 2)	—	65,611,831	1	—	—	5,339	—	—	441	5,781
Share-based compensation expense and conversions	—	—	—	—	—	32	—	—	—	32
Repurchase of registered shares	—	(6,672,777)	—	6,672,777	(545)	—	—	—	—	(545)
Issuance of registered shares, including stock dividends	—	38,541	—	(38,541)	2	(2)	1	—	—	1
Balance, September 30, 2025	$61	193,412,347	$2	27,482,026	$(2,051)	$10,871	$13,053	$(6,107)	$1,462	$17,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2026	$53	193,408,656	$2	15,103,107	$(1,007)	$9,841	$13,152	$(6,084)	$1,465	$17,369
Net income (loss)	26	—	—	—	—	—	1,064	—	39	1,103
Other comprehensive income (loss)	(2)	—	—	—	—	—	—	79	(8)	71
Dividends on registered shares, $2.88 per share	—	—	—	—	—	—	(555)	—	—	(555)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(9)	(9)
Capital contribution (return) from (to) noncontrolling interest	1	—	—	—	—	(3)	—	—	120	117
Measurement period adjustment (Note 2)	—	—	—	—	—	—	—	—	(101)	(101)
Share-based compensation expense	—	—	—	—	—	70	—	—	—	70
Repurchase of registered shares	—	(1,966,107)	—	1,966,107	(249)	—	—	—	—	(249)
Issuance of registered shares, including stock dividends	—	699,794	—	(699,794)	47	(57)	(4)	—	—	(14)
Balance, September 30, 2026	$78	192,142,343	$2	16,369,420	$(1,209)	$9,851	$13,657	$(6,005)	$1,506	$17,802

		Registered Shares		Treasury Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance, January 1, 2025	$4	133,964,235	$1	21,318,307	$(1,549)	$5,325	$12,838	$(6,702)	$1,032	$10,945
Net income (loss)	7	—	—	—	—	—	721	—	27	748
Other comprehensive income (loss)	4	—	—	—	—	—	—	544	30	574
Dividends on registered shares, $2.80 per share	—	—	—	—	—	—	(502)	—	—	(502)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	(9)	(9)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	30	30
Sale of redeemable noncontrolling interest (Note 2)	46	—	—	—	—	189	—	51	—	240
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	4	—	—	(89)	(85)
Acquisition of a business (Note 2)	—	65,611,831	1	—	—	5,339	—	—	441	5,781
Share-based compensation expense and conversions	—	—	—	—	—	67	—	—	—	67
Repurchase of registered shares	—	(6,672,777)	—	6,672,777	(545)	—	—	—	—	(545)
Issuance of registered shares, including stock dividends	—	509,058	—	(509,058)	43	(53)	(4)	—	—	(14)
Balance, September 30, 2025	$61	193,412,347	$2	27,482,026	$(2,051)	$10,871	$13,053	$(6,107)	$1,462	$17,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE GLOBAL SA AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Global SA ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2025 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, forming part of Bunge’s 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.
On July 2, 2025, Bunge completed its previously announced acquisition ("Acquisition") of Viterra Limited ("Viterra"). See Note 2 - Acquisitions and Dispositions for further details. The condensed consolidated statements of income include results attributable to Viterra from the date of the Acquisition.
During the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor did it affect the Company’s previously reported segment results or the consolidated financial statements. See Note 19 - Segment Information for further details.
Cash, Cash Equivalents, Restricted Cash, and Cash Held for Sale
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash and cash equivalents in Assets held for sale reported within the condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$524	$1,315
Restricted cash included in Other current assets	29	10
Cash and cash equivalents in Assets held for sale	21	—
Total	$574	$1,325
Cash paid for income taxes, net of refunds received, was $97 million and $164 million for the nine months ended September 30, 2026, and 2025, respectively. Cash paid for interest expense was $620 million and $395 million for the nine months ended September 30, 2026, and 2025, respectively.
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
(1)    Other intangible assets primarily consist of a trademark with a useful life of one year.
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

Dispositions
Brazil Sugarcane Mills Disposition
On August 31, 2026, Bunge entered into an agreement to sell its two sugarcane mills located in Brazil, to COFCO International for cash proceeds of approximately $383 million, subject to certain closing adjustments. The sugarcane mills were formerly owned by Viterra and became part of Bunge upon the close of the Acquisition in July 2025. The carrying value of the disposal group exceeded the fair value less costs to sell, resulting in a corresponding impairment loss of $66 million, recognized in Cost of goods sold for the quarter ended September 30, 2026. Completion of the sale of the business is subject to customary closing conditions, including regulatory approval and is expected to close in 2026.
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of September 30, 2026. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $439 million and $82 million reported under the Grain Merchandising and Milling segment and Corporate and Other, respectively. Liabilities held for sale are reported under the Grain Merchandising and Milling segment.

(US$ in millions)	September 30, 2026
Cash and cash equivalents	$21
Trade accounts receivable	5
Inventories	117
Other current assets	13
Property, plant and equipment, net	151
Operating lease assets	177
Deferred income taxes	81
Other non-current assets	22
Impairment reserve	(66)
Total assets held for sale	$521

Trade accounts payable and accrued liabilities	$36
Current operating lease obligations	33
Other current liabilities	5
Non-current operating lease obligations	119
Other non-current liabilities	7
Total liabilities held for sale	$200
European Margarines and Spreads Business Disposition
On March 21, 2025, Bunge entered into an agreement to sell its European margarines and spreads business to Vandemoortele Lipids NV for cash proceeds of approximately $239 million, subject to certain closing adjustments. Completion of the sale is subject to customary closing conditions, including regulatory approval, and is now expected to close in 2027.

The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of September 30, 2026. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale are reported under the Tropical Oils and Specialty Ingredients segment. Liabilities held for sale comprise $60 million and $3 million reported under the Tropical Oils and Specialty Ingredients segment and Corporate and Other, respectively.

(US$ in millions)	September 30, 2026
Trade accounts receivable	$42
Inventories	38
Other current assets	4
Property, plant and equipment, net	91
Operating lease assets	3
Goodwill & Other intangible assets, net	12
Other non-current assets	1
Total assets held for sale	$191

Trade accounts payable and accrued liabilities	$48
Other current liabilities	2
Deferred income taxes	2
Other non-current liabilities	11
Total liabilities held for sale	$63
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
As of September 30, 2026, and December 31, 2025, time deposits and LCs of $15,650 million and $10,437 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. Time deposits and LCs that do not meet the offsetting requirements under ASC 210-20 are reported on the condensed consolidated balance sheet within Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The carrying amounts of these financial instruments approximate their fair values. At September 30, 2026, and December 31, 2025, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.00% and 3.56%, respectively.
As part of the trade structured finance activities, the LCs originated using the time deposits described above may be sold to financial institutions on a discounted basis. When the criteria in ASC 860, Transfers and Servicing, have been met, Bunge derecognizes the asset from our balance sheet and does not service the asset. For LCs that do not meet the derecognition criteria, Bunge accounts for such transactions as secured borrowings within Other short-term debt. During the nine months ended September 30, 2026, and 2025, total net proceeds from discounting of LCs were $12,201 million and $7,102 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current assets, or Other current liabilities, including any unrealized gain or loss on changes in SOFR, is not significant as of September 30, 2026 or December 31, 2025. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company’s condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025 are included in Note 12 - Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and nine month periods ended September 30, 2026, and 2025.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable were as follows:

	Nine Months Ended September 30, 2026
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2026	$156	$41	$197
Current period provisions	88	2	90
Recoveries	(42)	(1)	(43)
Write-offs charged against the allowance	(20)	(11)	(31)
Foreign exchange translation differences	3	1	4
Allowance as of September 30, 2026	$185	$32	$217
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Nine Months Ended September 30, 2025
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2025	$89	$24	$113
Current period provisions	44	7	51
Purchased credit deteriorated receivables	80	13	93
Recoveries	(42)	—	(42)
Write-offs charged against the allowance	(18)	(2)	(20)
Foreign exchange translation differences	3	1	4
Allowance as of September 30, 2025	$156	$43	$199
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

On March 31, 2026, Bunge and certain of its subsidiaries amended the Program which increased its aggregate size by $500 million to an aggregate of $2.0 billion. The amendment also decreased the size of the accordion feature under the Program, which allows Bunge to request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments, by $500 million reducing from $1.0 billion to $500 million. The Program will terminate in May 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier in December 2026, with a feature that permits Bunge to request 364-day extensions.
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

(US$ in millions)	September 30, 2026	December 31, 2025
Receivables sold which were derecognized from Bunge's balance sheet	$1,620	$1,174
Receivables pledged to the administrative agent and included in Trade accounts receivable	$461	$182
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2026	2025
Gross receivables sold	$13,831	$9,604
Proceeds received in cash related to transfers of receivables	$13,789	$9,567
Cash collections from customers on receivables previously sold	$13,385	$9,638
Discounts related to gross receivables sold included in Selling, general, and administrative expenses	$42	$37

5.    INVENTORIES
Inventories by reportable segment consist of the following:

(US$ in millions)	September 30, 2026	December 31, 2025
Soybean Processing and Refining	$8,332	$5,378
Softseed Processing and Refining	3,021	2,663
Tropical Oils and Specialty Ingredients	1,017	924
Grain Merchandising and Milling	4,254	4,233
Total	$16,624	$13,198
Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.

RMI by reportable segment consist of the following, reported within Inventories:

(US$ in millions)	September 30, 2026	December 31, 2025
Soybean Processing and Refining	$7,548	$4,772
Softseed Processing and Refining	2,721	2,371
Tropical Oils and Specialty Ingredients	389	306
Grain Merchandising and Milling (1)	4,038	3,912
Total	$14,696	$11,361
(1)    Assets held for sale also includes RMI of $40 million and zero at September 30, 2026 and December 31, 2025, respectively.
6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2026	December 31, 2025
Unrealized gains on derivative contracts, at fair value	$2,587	$1,534
Prepaid commodity purchase contracts (1)	694	284
Secured advances to suppliers, net (2)	451	455
Recoverable taxes, net	632	636
Margin deposits	1,269	850
Marketable securities and other short-term investments (3)	366	861
Income taxes receivable	215	234
Prepaid expenses	448	342
Restricted cash	29	31
Disposition receivable (4)	—	80
Other	480	482
Total	$7,171	$5,789
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14 - Related Party Transactions.
(2)    Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The balance includes certain advance payments on contracts with various unconsolidated investees see Note 14 - Related Party Transactions. The Company does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $5 million and $20 million at September 30, 2026, and December 31, 2025, respectively.
(-)    Interest earned on secured advances to suppliers of $8 million and $8 million for the three months ended September 30, 2026, and 2025, respectively, and $26 million and $18 million for the nine months ended September 30, 2026, and 2025, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company’s condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	September 30, 2026	December 31, 2025
Foreign government securities	$192	$146
Certificates of deposit/time deposits	145	503
Equity securities	—	4
Other	29	208
Total	$366	$861

As of September 30, 2026, and December 31, 2025, $192 million and $150 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended September 30, 2026, and 2025, unrealized gains of $1 million and $47 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2026, and 2025. For the nine months ended September 30, 2026, and 2025, unrealized gains of $1 million and $52 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2026, and 2025.
(4)    On March 4, 2025, Bunge completed the sale of 40% of its Spanish operating subsidiary, BISA, to Repsol. In connection with the sale, a disposition receivable of $80 million was recorded at December 31, 2025 and collected on April 1, 2026. See Note 2 - Acquisitions and Dispositions for further information.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2026	December 31, 2025
Recoverable taxes, net (1)	$163	$143
Judicial deposits (1)	139	103
Other long-term receivables, net (2)	39	16
Income taxes receivable (1)	153	132
Long-term investments (3)	140	136
Affiliate loans receivable	13	12
Long-term receivables from farmers in Brazil, net (1)	123	96
Unrealized gains on derivative contracts, at fair value	—	8
Long-term pension surplus	152	148
Other	158	144
Total	$1,080	$938
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian and Canadian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of September 30, 2026, and December 31, 2025, $28 million of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil. Recoverable taxes are reported net of allowances of $4 million and $6 million at September 30, 2026, and December 31, 2025, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest, and through credit sales of fertilizer to farmers. The balance includes certain advance payments on contracts with various unconsolidated investees (see Note 14 - Related Party Transactions). Long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6 - Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year. The balance is reported net of allowances of $33 million and $31 million at September 30, 2026 and December 31, 2025, respectively.
8.    VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
Bunge Chevron Ag Renewables LLC ("BCAR") is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of BCAR as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by BCAR, among other factors.
The following table presents the values of the assets and liabilities associated with BCAR to the extent included in Bunge’s condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such, these VIEs have been excluded from the below table.

(US$ in millions)	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$118	$226
Trade accounts receivable	—	3
Inventories	103	58
Other current assets	83	37
Total current assets	304	324
Property, plant and equipment, net	990	714
Total assets	$1,294	$1,038

Current liabilities:
Trade accounts payable and accrued liabilities	$69	$81
Other current liabilities	87	45
Total liabilities	$156	$126
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

Income tax expense for the three and nine months ended September 30, 2026 was $168 million and $390 million, respectively. Income tax expense for the three and nine months ended September 30, 2025 was $86 million and $290 million. The effective tax rates for the three and nine months ended September 30, 2026 and September 30, 2025 were higher than the U.S. statutory rate of 21%, primarily due to the jurisdictional mix of earnings.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2026	December 31, 2025
Unrealized losses on derivative contracts at fair value	$2,517	$1,408
Accrued liabilities	1,371	1,390
Advances on sales (1)	475	814
Dividends payable (2)	277	135
Income tax payable	258	103
Contingent consideration (3)	20	18
Other	393	390
Total	$5,311	$4,258
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
(2)    See Note 17 - Equity.
(3)    In the fourth quarter of 2025, Bunge completed the acquisition of an oilseed crush facility from Varthomio ("ViOil") in western Ukraine. In connection with the acquisition, Bunge has recognized an obligation of $20 million at September 30, 2026 relating to contingent cash consideration to be settled within one year from the date of the close of the transaction.

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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2026				December 31, 2025
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$42	$—	$42	$1	$90	$—	$91
Readily marketable inventories (1) (Note 5)	—	12,140	2,596	14,736	—	9,954	1,407	11,361
Unrealized gain on derivative contracts (2):
Interest rate	1	14	—	15	—	13	—	13
Foreign exchange	9	460	—	469	—	327	—	327
Commodities	362	1,131	369	1,862	179	706	227	1,112
Freight	53	—	—	53	33	—	—	33
Energy	180	—	—	180	56	—	—	56
Credit	—	8	—	8	—	1	—	1
Other (3)	162	58	—	220	117	61	—	178
Total assets	$767	$13,853	$2,965	$17,585	$386	$11,152	$1,634	$13,172
Liabilities:
Trade accounts payable (4)	$—	$603	$173	$776	$—	$464	$95	$559
Unrealized loss on derivative contracts (5):
Interest rate	2	455	—	457	—	120	—	120
Foreign exchange	7	389	—	396	—	329	—	329
Commodities	375	1,283	253	1,911	154	581	206	941
Freight	111	—	—	111	53	—	—	53
Energy	93	—	—	93	84	—	—	84
Credit	—	5	—	5	—	1	—	1
Total liabilities	$588	$2,735	$426	$3,749	$291	$1,495	$301	$2,087

(1)    At September 30, 2026, and December 31, 2025, there were RMI totaling $40 million and zero, respectively, included in Assets held for sale.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were zero and $8 million included in Other non-current assets at September 30, 2026, and December 31, 2025, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    These payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(5)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $453 million and $120 million included in Other non-current liabilities at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, and December 31, 2025, there were $3 million and zero, respectively, included in Liabilities held for sale.
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
    Level 3 Measurements
The following information relates to assets and liabilities measured at fair value on a recurring basis using Level 3 measurements. An instrument may transfer into or out of Level 3 due to inputs becoming either observable or unobservable.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026, and 2025. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a market participant.

	Three Months Ended September 30, 2026
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2026	$2,851	$(17)	$(318)	$2,516
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	334	127	(22)	439
Purchases	1,495	—	(73)	1,422
Sales	(1,783)	—	—	(1,783)
Settlements	—	—	231	231
Transfers into Level 3	1,668	(1)	(10)	1,657
Transfers out of Level 3	(1,970)	7	19	(1,944)
Translation adjustment	1	—	—	1
Balance, September 30, 2026	$2,596	$116	$(173)	$2,539
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $154 million, $141 million and $(22) million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2026.

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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $69 million, $(20) million and $1 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2025.

	Nine Months Ended September 30, 2026
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2026	$1,407	$21	$(95)	$1,333
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	1,246	138	(20)	1,364
Purchases	5,949	—	(498)	5,451
Sales	(5,093)	—	—	(5,093)
Settlements	—	—	428	428
Transfers into Level 3	3,782	10	(19)	3,773
Transfers out of Level 3	(4,728)	(49)	37	(4,740)
Translation adjustment	33	(4)	(6)	23
Balance, September 30, 2026	$2,596	$116	$(173)	$2,539
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $1.1 billion, $47 million and $(23) million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2026.

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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $185 million, $(47) million and $7 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2025.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, selling, general and administrative costs, and foreign denominated contractual payments using currency forwards, currency options, and cross-currency swaps. The change in the value of the derivative is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the derivative is reclassified to the condensed consolidated statements of income (loss). These hedges mature at various times through September 2028. Of the amount currently in Accumulated other comprehensive income (loss), less than $2 million of deferred losses, based on transaction maturities, are expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	September 30, 2026	December 31, 2025	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$7,200	$6,500	$ Notional
Cumulative adjustment to long-term debt from active application of hedge accounting	$(453)	$(108)	$ Notional
Carrying value of hedged debt	$6,673	$6,321	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$53	$86	$ Notional
Foreign currency option - notional amount	$109	$84	$ Notional
Cross currency swaps - notional amount	$588	$588	$ Notional
Carrying value of hedged debt under the cross currency swap	$546	$556	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$151	$149	$ Notional
Carrying value of non-derivative hedging instrument	$235	$235	$ Notional
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
The table below summarizes the volume of economic derivatives as of September 30, 2026, and December 31, 2025. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2026		2025		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Forwards	$448	$(686)	$248	$(248)	$ Notional
Swaps	$1,933	$(2,741)	$575	$(1,421)	$ Notional
Futures	$—	$(52)	$17	$—	$ Notional
Currency
Forwards	$21,287	$(16,156)	$17,990	$(14,387)	$ Notional
Swaps	$3,614	$(1,230)	$4,337	$(2,552)	$ Notional
Futures	$—	$(12)	$151	$—	$ Notional
Options	$113	$(112)	$26	$(44)	Delta
Agricultural commodities
Forwards	54,963,780	(71,348,063)	45,562,983	(70,869,295)	Metric Tons
Swaps	—	(14,636,875)	—	—	Metric Tons
Futures	—	(18,776,239)	—	(12,270,722)	Metric Tons
Options	57,573	(2,141,361)	104,572	(546,978)	Metric Tons
Ocean freight
FFA	—	(8,710)	—	(6,285)	Hire Days
Natural gas
Swaps	905,782	—	786,919	—	MMBtus
Futures	15,324,483	—	5,760,755	—	MMBtus
Options	—	—	609,579	—	MMBtus
Electricity
Futures	203,427	—	139,435	—	MWh
Energy - other
Swaps	482,995	—	449,326	—	Metric Tons
Futures	—	(345,900)	—	—	Metric Tons
Energy - CO2
Futures	590,000	—	503,000	—	Metric Tons
Options	—	—	100,000	—	Metric Tons
Other
Swaps and futures	$210	$(270)	$130	$(130)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2026, and 2025.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2026	2025
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$2

Cost of goods sold
Economic hedges	Foreign currency	$104	$283
	Commodities	(780)	(17)
	Other (1)	56	(23)
Total Cost of goods sold		$(620)	$243

Selling, general & administrative
Hedge accounting	Foreign exchange	$(1)	$—

Interest expense
Hedge accounting	Interest rate	$(15)	$(22)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$(2)	$(2)
Economic hedges	Foreign currency	(36)	(3)
Total Foreign exchange (losses) gains – net		$(38)	$(5)

Other income (expense)
Economic hedges	Other	$1	$(2)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(3)	$(4)
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(1)	$(28)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$1	$—
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine months ended September 30,
(US$ in millions)		2026	2025
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$5	$2

Cost of goods sold
Economic hedges	Foreign currency	$550	$455
	Commodities	(1,221)	57
	Other (1)	120	(16)
Total Cost of goods sold		$(551)	$496

Selling, general & administrative
Hedge accounting	Foreign exchange	$(1)	$—

Interest expense
Hedge accounting	Interest rate	$(46)	$(67)

Foreign exchange (losses) gains – net
Hedge accounting	Foreign currency	$(20)	$(2)
Economic hedges	Foreign currency	(190)	34
Total Foreign exchange (losses) gains – net		$(210)	$32

Other income (expense)
Economic hedges	Other	$13	$(2)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(14)	$6
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(6)	$(125)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk - loss/(gain)		$17	$—
(1)    Other includes results from freight, energy, and other derivatives.

13.    DEBT
The following table summarizes Bunge's short and long-term debt:

(US$ in millions)	September 30, 2026	December 31, 2025
Short-term debt and Current portion of long-term debt:
Revolving credit facilities	$1,150	$600
Commercial paper program	2,073	300
Other short-term debt	3,248	2,983
Total Short-term debt (1)	6,471	3,883
Current portion of long-term debt	1,331	1,337
Total Short-term debt and Current portion of long-term debt (2)	7,802	5,220
Long-term debt: (3)
Term loan due 2027 - SOFR plus 1.000%	250	250
Term loan due 2028 - SOFR plus 1.200%	250	250
Term loan due 2028 - SOFR plus 1.100%	300	300
Term loan due 2028 - SOFR plus 1.100%	1,000	1,000
2.00% Senior Notes due 2026 (4)	—	575
3.25% Senior Notes due 2026 (4)	—	700
4.90% Senior Notes due 2027	441	443
3.75% Senior Notes due 2027	599	599
1.00% Senior Notes due 2028 - Euro	764	779
4.10% Senior Notes due 2028	399	398
4.20% Senior Notes due 2029	795	794
4.55% Senior Notes due 2030	646	645
3.20% Senior Notes due 2031	563	557
2.75% Senior Notes due 2031	995	994
5.00% Senior Notes due 2031	594	—
5.25% Senior Notes due 2032	306	307
4.80% Senior Notes due 2033	496	—
4.65% Senior Notes due 2034	792	791
5.15% Senior Notes due 2035	644	643
5.15% Senior Notes due 2036	694	—
Cumulative adjustment to long-term debt from application of hedge accounting	(470)	(128)
Other long-term debt	217	271
Subtotal (5)	10,275	10,168
Less: Current portion of long-term debt	(1,331)	(1,337)
Total Long-term debt (6)	8,944	8,831
Total debt	$16,746	$14,051
(1)    In the fourth quarter of 2025, Bunge completed the acquisition of ViOil. In connection with the acquisition, Bunge has recognized an obligation of $34 million at September 30, 2026 relating to deferred cash consideration to be settled within one year from the date of the close of the transaction.
(2)    Includes secured debt of $696 million and $1,024 million at September 30, 2026 and December 31, 2025, respectively. The balance includes $252 million and $535 million of secured debt collateralized by inventory at September 30, 2026 and December 31, 2025, respectively.
(3)    Variable interest rates are as of September 30, 2026.
(4)    Bunge repaid the 2.00% Senior Notes due 2026 and 3.25% Senior Notes due 2026 upon their respective maturities in April and August 2026.

(5)    The fair value (Level 2) of long-term debt, including current portion, is $10,216 million and $10,220 million at September 30, 2026 and December 31, 2025, respectively. The fair value of Bunge's long-term debt is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.
(6)    Includes secured debt of $152 million and $159 million at September 30, 2026 and December 31, 2025, respectively.
Updates to Revolving Credit Facilities
Effective October 2, 2026, Bunge extended the maturity date of its existing $1.1 billion 364-day revolving credit agreement (the "$1.1 Billion 364-Day Revolving Credit Agreement") to October 1, 2027. Bunge had no borrowings outstanding at September 30, 2026 under the $1.1 Billion 364-Day Revolving Credit Agreement.
Effective October 3, 2026, Bunge extended the maturity date of its existing $4.2 billion 5-year revolving credit agreement (the "$4.2 Billion Revolving Credit Agreement") to October 3, 2031. Bunge had no borrowings outstanding at September 30, 2026 under the $4.2 Billion Revolving Credit Agreement.
Also, effective October 3, 2026, Bunge extended the maturity date of its existing $3.5 billion 3-year revolving agreement (the "$3.5 Billion Revolving Facility Agreement") to October 3, 2029. Bunge had $1,150 million of borrowings outstanding at September 30, 2026 under the $3.5 Billion Revolving Facility Agreement.
Senior Notes
In March 2026, Bunge Limited Finance Corp ("BLFC"), a wholly owned finance subsidiary of Bunge, completed the sale and issuance of (i) $500 million aggregate principal amount of 4.800% senior notes due 2033, and (ii) $700 million aggregate principal amount of 5.150% senior notes due 2036 (collectively, the "March 2026 Senior Notes"). The March 2026 Senior Notes total an aggregate principal amount of $1.2 billion and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and BLFC with the SEC. The net proceeds of the offering were approximately $1.19 billion after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
Further, in August 2026, BLFC completed the sale and issuance of $600 million aggregate principal amount of 5.000% senior notes due 2031, which are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-282003) filed by the Company and BLFC with the SEC. The net proceeds of the offering were approximately $594 million after deducting underwriting commissions, the original issue discount, and offering fees and expenses payable by Bunge.
14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 7% or less of total Cost of goods sold for the three and nine months ended September 30, 2026, and 2025. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 3% or less of total Net sales for the three and nine months ended September 30, 2026, and 2025.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2026, and 2025, such services were not material to the Company’s consolidated results.
At September 30, 2026, and at December 31, 2025, receivables related to the above related party transactions comprised approximately 4% or less of total Trade accounts receivable. At September 30, 2026, and December 31, 2025, payables related to the above related party transactions comprised approximately 2% or less of total Trade accounts payable.
Further, as referenced in Note 6 - Other Current Assets and Note 7 - Other Non-Current Assets, Bunge provides certain advance payments for future delivery of specified quantities of agricultural commodities and advances to its unconsolidated investees. At September 30, 2026, and at December 31, 2025, advances to unconsolidated investees comprised approximately 4% or less of total Other current assets and 5% or less of total Other non-current assets.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily from indemnities provided to third parties and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. Included in Other non-current liabilities as of September 30, 2026, and December 31, 2025, are the following amounts related to these matters:

(US$ in millions)	September 30, 2026	December 31, 2025
Non-income tax claims	$90	$86
Labor claims	38	35
Civil and other claims	297	276
Asset retirement obligations	112	110
Total	$537	$507
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS) plus applicable interest and penalties on the outstanding amount.
As of September 30, 2026, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2026	December 31, 2025
ICMS	1990 to Present	$160	$155
PIS/COFINS	2002 to Present	$598	$490
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers, customers, and government entities.
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2026:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$17	$166
Residual value guarantee (2)	—	318
Total	$17	$484
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2041. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on the amounts drawn under guaranteed debt facilities at September 30, 2026, Bunge's potential liability was $148 million, and it has recorded $17 million of obligations related to these guarantees within Other current liabilities and Other non-current liabilities.

(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term, if certain terms are elected by Bunge. These leases expire at various dates from 2027 through 2031. At September 30, 2026, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Global SA has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
Indemnities—Over the years, Bunge has entered into various agreements to divest certain business activities which included indemnification provisions primarily related to legal claims. These indemnities have varying terms, with some expiring in 10 years or less and others having no stated expiration date. At both September 30, 2026 and December 31, 2025, Bunge recognized a $125 million obligation in Other non-current liabilities related to these indemnities and had maximum potential future payments of $1.6 billion.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	September 30, 2026	December 31, 2025
Labor, legal, and other provisions	$591	$551
Pension, postretirement, and post-employment obligations	177	180
Uncertain income tax positions (1)	89	77
Unrealized losses on derivative contracts, at fair value (2)	453	120
Other	119	135
Total	$1,429	$1,063
(1)See Note 9 - Income Taxes.
(2)See Note 11 - Fair Value Measurements.

17.    EQUITY
Share repurchase program — During the nine months ended September 30, 2026, Bunge repurchased 1,966,107 registered shares for $249 million under a previously existing share repurchase program, which was completed during the second quarter of 2026.

On March 9, 2026, Bunge Global SA's Board of Directors approved a new program for the repurchase of up to $3.0 billion of Bunge's issued and outstanding registered shares. Total remaining purchase authorizations were $3.0 billion as of September 30, 2026. The program has an indefinite term.

Dividends on registered shares — Bunge paid cash dividends to shareholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends paid per share	$0.72	$0.70	$2.14	$2.08
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

Upon approval of a dividend, the obligation is reflected in Other current liabilities with a corresponding reduction in Retained earnings in the condensed consolidated balance sheet. At September 30, 2026, and December 31, 2025, the unpaid portion of the dividends accrued in Other current liabilities on the condensed consolidated balance sheets totaled $277 million and $135 million, respectively, see Note 10 - Other Current Liabilities.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2026	$(5,553)	$(418)	$(43)	$(6,014)
Other comprehensive income (loss) before reclassifications	10	(4)	3	9
Amount reclassified from accumulated other comprehensive income (loss)	—	1	(1)	—
Balance, September 30, 2026	$(5,543)	$(421)	$(41)	$(6,005)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2025	$(5,594)	$(393)	$(136)	$(6,123)
Other comprehensive income (loss) before reclassifications	48	(32)	—	16
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance, September 30, 2025	$(5,546)	$(425)	$(136)	$(6,107)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$(5,623)	$(418)	$(43)	$(6,084)
Other comprehensive income (loss) before reclassifications	80	(20)	3	63
Amount reclassified from accumulated other comprehensive income (loss)	—	17	(1)	16
Balance, September 30, 2026	$(5,543)	$(421)	$(41)	$(6,005)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(6,253)	$(309)	$(140)	$(6,702)
Other comprehensive income (loss) before reclassifications	658	(119)	—	539
Amount reclassified from accumulated other comprehensive income (loss)	1	—	4	5
Sale of redeemable noncontrolling interest	48	3	—	51
Balance, September 30, 2025	$(5,546)	$(425)	$(136)	$(6,107)

18.    EARNINGS PER SHARE
Share information provided below, including references to Net income (loss) attributable to Bunge shareholders, Weighted-average number of shares outstanding, and Earnings per share have been calculated based on Bunge’s registered shares.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2026	2025	2026	2025
Income (loss) from continuing operations	$347	$184	$1,129	$758
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(15)	(65)	(34)
Income (loss) from continuing operations attributable to Bunge	$318	$169	$1,064	$724
Income (loss) from discontinued operations, net of tax	—	(3)	—	(3)
Net income (loss) attributable to Bunge shareholders	$318	$166	$1,064	$721

Weighted-average number of shares outstanding:
Basic	192,289,837	197,111,085	193,218,666	155,452,925
Effect of dilutive shares:
—stock options and awards (1)	1,759,199	1,365,933	1,822,138	1,259,348
Diluted	194,049,036	198,477,018	195,040,804	156,712,273

Basic earnings per share:
Net income (loss) from continuing operations	$1.65	$0.86	$5.51	$4.66
Net income (loss) from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) attributable to Bunge shareholders—basic	$1.65	$0.84	$5.51	$4.64

Diluted earnings per share:
Net income (loss) from continuing operations	$1.64	$0.86	$5.45	$4.62
Net income (loss) from discontinued operations	—	(0.02)	—	(0.02)
Net income (loss) attributable to Bunge shareholders—diluted	$1.64	$0.84	$5.45	$4.60
(1)    The weighted-average shares outstanding-diluted exclude less than 1 million outstanding stock options or contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and nine months ended September 30, 2026, and 2025, respectively.

19.    SEGMENT INFORMATION
During the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor did it affect the Company’s previously reported segment results and consolidated financial statements. See Note 1 - Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies.
Therefore, the Company's operations are organized, managed, and classified into four reportable segments - Soybean Processing and Refining, Softseed Processing and Refining, Tropical Oils and Specialty Ingredients, and Grain Merchandising and Milling, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.

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

	Three Months Ended September 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$11,442	$4,302	$1,295	$6,764	$—	$23,803	$1	$23,804
Inter–segment revenues	230	414	89	689	(1,422)		—	—
Raw materials cost	(10,109)	(3,605)	(1,072)	(6,395)	—		(3)	(21,184)
Industrial expenses- fixed	(275)	(138)	(92)	(219)	—		(18)	(742)
Industrial expenses- variable	(171)	(80)	(30)	(27)	—		—	(308)
Depreciation	(91)	(42)	(26)	(73)	—		(6)	(238)
Selling, general and administrative expenses	(174)	(70)	(59)	(133)	—		(169)	(605)
Other segment items (1)	(75)	(14)	(3)	9	—		23	(60)
EBIT	547	353	13	(74)	—	839	(172)	667

Depreciation, depletion and amortization	(91)	(43)	(35)	(73)	—	(242)	(6)	(248)
Income (loss) from affiliates	10	(2)	—	13	—	21	1	22
Total assets	20,043	8,217	4,239	14,864	—	47,363	2,293	49,656
Capital expenditures	197	47	82	53	—	379	5	384

	Three Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$10,857	$3,661	$1,207	$6,428	$—	$22,153	$2	$22,155
Inter–segment revenues	189	413	83	542	(1,227)		—	—
Raw materials cost	(9,892)	(3,142)	(943)	(6,060)	—		3	(20,034)
Industrial expenses- fixed	(248)	(127)	(74)	(120)	—		(7)	(576)
Industrial expenses- variable	(141)	(61)	(26)	(28)	—		—	(256)
Depreciation	(78)	(42)	(20)	(77)	—		(9)	(226)
Selling, general and administrative expenses	(143)	(58)	(57)	(145)	—		(275)	(678)
Other segment items (1)	(18)	5	(10)	23	—		18	18
EBIT	337	236	77	21	—	671	(268)	403

Depreciation, depletion and amortization	(78)	(44)	(28)	(83)	—	(233)	(8)	(241)
Income (loss) from affiliates	6	—	—	2	—	8	—	8
Total assets	18,833	7,092	3,712	14,052	—	43,689	2,609	46,298
Capital expenditures	195	37	168	59	—	459	10	469

	Nine Months Ended September 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$33,065	$12,301	$3,782	$20,555	$—	$69,703	$3	$69,706
Inter–segment revenues	653	1,206	281	2,015	(4,155)		—	—
Raw materials cost	(29,263)	(10,651)	(3,052)	(19,362)	—		6	(62,322)
Industrial expenses- fixed	(820)	(418)	(264)	(515)	—		(17)	(2,034)
Industrial expenses- variable	(472)	(230)	(87)	(79)	—		—	(868)
Depreciation	(262)	(129)	(78)	(215)	—		(19)	(703)
Selling, general and administrative expenses	(481)	(194)	(180)	(389)	—		(498)	(1,742)
Other segment items (1)	(207)	23	(22)	28	—		52	(126)
EBIT	1,560	702	99	23	—	2,384	(473)	1,911

Depreciation, depletion and amortization	(263)	(130)	(103)	(227)	—	(723)	(19)	(742)
Income (loss) from affiliates	15	(4)	—	24	—	35	(1)	34
Total assets	20,043	8,217	4,239	14,864	—	47,363	2,293	49,656
Capital expenditures	567	112	318	152	—	1,149	14	1,163

	Nine Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Eliminations	Total Reportable Segments	Corporate and Other	Total Bunge Consolidated
Net sales to external customers	$25,268	$6,707	$3,442	$11,146	$—	$46,563	$4	$46,567
Inter–segment revenues	475	1,069	251	1,163	(2,958)		—	—
Raw materials cost	(22,664)	(5,772)	(2,821)	(10,436)	—		9	(41,684)
Industrial expenses- fixed	(661)	(268)	(216)	(249)	—		2	(1,392)
Industrial expenses- variable	(373)	(142)	(78)	(55)	—		—	(648)
Depreciation	(179)	(82)	(59)	(105)	—		(20)	(445)
Selling, general and administrative expenses	(365)	(131)	(176)	(266)	—		(538)	(1,476)
Other segment items (1)	42	25	(20)	219	—		81	347
EBIT	1,068	337	72	254	—	1,731	(462)	1,269

Depreciation, depletion and amortization	(179)	(84)	(83)	(112)	—	(458)	(19)	(477)
Income (loss) from affiliates	19	(6)	—	3	—	16	—	16
Total assets	18,833	7,092	3,712	14,052	—	43,689	2,609	46,298
Capital expenditures	539	63	453	108	—	1,163	22	1,185
(1)    Other segment items for each reportable segment includes Foreign exchange gains (losses) – net, Other income (expense) – net, Income (loss) from affiliates, and EBIT – Noncontrolling interests, which includes Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
A reconciliation of Total reportable segment EBIT to Income (loss) from continuing operations before income tax follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2026	2025	2026	2025
Total reportable segment EBIT	$839	$671	$2,384	$1,731
Corporate and Other EBIT	(172)	(268)	(473)	(462)
EBIT - Noncontrolling interests	36	12	86	29
Interest income	20	57	108	162
Interest expense	(208)	(202)	(586)	(412)
Income (loss) from continuing operations before income tax	$515	$270	$1,519	$1,048

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

	Three Months Ended September 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,126	$3,002	$80	$6,145	$—	$18,353
Sales from contracts with customers (ASC 606)	2,316	1,300	1,215	619	1	5,451
Net sales to external customers	$11,442	$4,302	$1,295	$6,764	$1	$23,804

	Three Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,157	$2,754	$53	$5,818	$—	$17,782
Sales from contracts with customers (ASC 606)	1,700	907	1,154	610	2	4,373
Net sales to external customers	$10,857	$3,661	$1,207	$6,428	$2	$22,155

	Nine Months Ended September 30, 2026
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$26,892	$8,729	$182	$18,862	$—	$54,665
Sales from contracts with customers (ASC 606)	6,173	3,572	3,600	1,693	3	15,041
Net sales to external customers	$33,065	$12,301	$3,782	$20,555	$3	$69,706

	Nine Months Ended September 30, 2025
(US$ in millions)	Soybean Processing and Refining	Softseed Processing and Refining	Tropical Oils and Specialty Ingredients	Grain Merchandising and Milling	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$20,688	$4,154	$123	$9,545	$—	$34,510
Sales from contracts with customers (ASC 606)	4,580	2,553	3,319	1,601	4	12,057
Net sales to external customers	$25,268	$6,707	$3,442	$11,146	$4	$46,567

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2026 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2025, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended September 30, 2026, for a discussion of our internal controls over financial reporting.
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
This section is inclusive of the results of operations of Viterra from the date of Acquisition. As such, the Acquisition of Viterra is frequently one of the primary drivers of the year-over-year variances for the year-to-date results discussed throughout this section.
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
Executive Summary
Net income (loss) attributable to Bunge shareholders - For the three months ended September 30, 2026, Net income attributable to Bunge shareholders was $318 million, an increase of $152 million compared to $166 million, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Net income attributable to Bunge shareholders was $1,064 million, an increase of $343 million, compared to $721 million for the nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily due to higher Segment EBIT and Corporate and Other EBIT, as further described in the Segment Results section below, partially offset by higher income tax expense, as further described in the Consolidated Results of Operations section below. The increase for the nine months ended September 30, 2026, was primarily due to higher Segment EBIT, as further described in the Segment Results section below, partially offset by higher net interest expense as a result of increased debt levels to finance the Viterra Acquisition and fund working capital requirements, as well as higher income tax expense, as further described in the Consolidated Results of Operations section below.
Net income (loss) attributable to Bunge shareholders - Earnings per share - diluted - For the three months ended September 30, 2026, Net income attributable to Bunge shareholders - diluted, was $1.64 per share, an increase of $0.80 per share, compared to $0.84 per share for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Net income attributable to Bunge shareholders - diluted, was $5.45 per share, an increase of $0.85 per share, compared to $4.60 per share for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 was primarily due to higher Net income (loss) attributable to Bunge shareholders discussed above. Further, the increase for the nine months ended September 30, 2026, was partially offset by dilution from the issuance of registered shares as part of the Viterra Acquisition.
Total EBIT - For the three months ended September 30, 2026, Total EBIT was $667 million, an increase of $264 million compared to $403 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Total EBIT was $1,911 million, an increase of $642 million compared to Total EBIT of $1,269 million for the nine months ended September 30, 2025. The increase in Total EBIT for the three months ended September 30, 2026, was primarily due to higher Segment EBIT, resulting primarily from more favorable results in our Soybean Processing and Refining and Softseed Processing and Refining segments, and higher Corporate and Other EBIT, resulting from lower Selling, general and administrative expenses. The increase was partially offset by less favorable results in our Grain Merchandising and Milling and Tropical Oils and Specialty Ingredients segments. The increase in Total EBIT for the nine months ended September 30, 2026, was primarily due to higher Segment EBIT, resulting primarily from more favorable results in our Soybean Processing and Refining and Softseed Processing and Refining segments, partially offset by less favorable results in our Grain Merchandising and Milling segment. The Segment Overview section below provides further details as well as a reconciliation of Net income attributable to Bunge shareholders to Total EBIT.
Liquidity and Capital Resources – At September 30, 2026, working capital, which equals Total current assets less Total current liabilities, was $9,774 million, a decrease of $848 million, compared to working capital of $10,622 million at September 30, 2025, and an increase of $510 million, compared to working capital of $9,264 million at December 31, 2025. The decrease in working capital at September 30, 2026, compared to September 30, 2025, was primarily due to higher Short-term debt and Trade accounts payable balances, as well as lower Cash and cash equivalents and Other current assets, partially offset by higher Inventories. The increase in working capital at September 30, 2026, compared to December 31, 2025, was primarily due to higher Inventories and Other current assets, partially offset by higher Short-term debt, Other current liabilities, and Trade accounts payable balances, as further described in the Liquidity and Capital Resources section below.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$23,804	$22,155	7%	$69,706	$46,567	50%
Cost of goods sold	(22,472)	(21,092)	7%	(65,927)	(44,169)	49%
Gross profit	1,332	1,063	25%	3,779	2,398	58%
Selling, general and administrative expenses	(605)	(678)	(11)%	(1,742)	(1,476)	18%
Interest income	20	57	(65)%	108	162	(33)%
Interest expense	(208)	(202)	3%	(586)	(412)	42%
Foreign exchange gains (losses) – net	(63)	(55)	15%	(183)	14	(1,407)%
Other income (expense) – net	17	77	(78)%	109	346	(68)%
Income (loss) from affiliates	22	8	175%	34	16	113%
Income (loss) before income tax	515	270	91%	1,519	1,048	45%
Income tax (expense) benefit	(168)	(86)	95%	(390)	(290)	34%
Income (loss) from continuing operations	347	184	89%	1,129	758	49%
Income (loss) from discontinued operations, net of tax	—	(3)	(100)%	—	(3)	(100)%
Net income (loss)	347	181	92%	1,129	755	50%
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	(15)	93%	(65)	(34)	91%
Net income (loss) attributable to Bunge shareholders	$318	$166	92%	$1,064	$721	48%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net sales – Net sales increased 7%, to $23,804 million for the three months ended September 30, 2026. See Reportable Segments section below for further discussion.

Cost of goods sold - Cost of goods sold increased 7%, to $22,472 million for the three months ended September 30, 2026. The increase in Cost of goods sold was primarily due to higher Net sales, as well as current period charges related to the announced sale of two sugarcane mills in Brazil, which included $66 million of impairment charges and $16 million of hedge losses (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), and $10 million of charges related to losses from inventory damage sustained in relation to the Ukraine-Russia war. The increases were partially offset by more favorable mark-to-market results in the current period.
Selling, general, and administrative expenses - Selling, general, and administrative expenses decreased 11%, to $605 million for the three months ended September 30, 2026. The decrease is primarily due to lower acquisition and integration costs associated with the Viterra Acquisition.
Interest - Interest income decreased 65%, to $20 million for the three months ended September 30, 2026. Interest expense increased 3%, to $208 million for the three months ended September 30, 2026. Lower Interest income is the result of lower average balances in Cash and cash equivalents, as well as lower balances in marketable securities and other short-term investments due to funding strategies in Argentina in the prior year. Higher Interest expense is a result of higher debt levels, driven by higher working capital requirements, partially offset by lower average interest rates.
Foreign exchange gains (losses) – net - Foreign exchange gains (losses) – net increased 15%, to a loss of $63 million for the three months ended September 30, 2026 from a loss of $55 million for the three months ended September 30, 2025. The net loss in the current quarter primarily reflects the impact of hedging costs attributable to monetary assets in South America and losses on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.
Other income (expense) - net - Other income (expense) - net decreased 78%, to $17 million for the three months ended September 30, 2026. The decrease was primarily due to lower gains in Argentina related to foreign currency positioning compared to the prior year.
Income tax (expense) benefit - Income tax (expense) benefit increased 95%, to an income tax expense of $168 million for the three months ended September 30, 2026. The increase in income tax expense for the three months ended September 30, 2026 was primarily due to higher pre-tax income in 2026. Income tax expense for the three months ended September 30, 2026 included the recognition of a deferred tax valuation allowance resulting from the Ukraine-Russia war.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net sales – Net sales increased 50%, to $69,706 million for the nine months ended September 30, 2026. See Reportable Segments section below for further discussion.
Cost of goods sold - Cost of goods sold increased 49%, to $65,927 million for the nine months ended September 30, 2026. The increase in Cost of goods sold was primarily due to higher Net sales, as well as current period charges related to the announced sale of two sugarcane mills in Brazil, which included $66 million of impairment charges and $16 million of hedge losses (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), and $10 million of charges related to losses from inventory damage sustained in relation to the Ukraine-Russia war. The increases were partially offset by favorable mark-to-market results in the current period.
Selling, general, and administrative expenses - Selling, general, and administrative expenses increased 18%, to $1,742 million for the nine months ended September 30, 2026. The increase is primarily due to increased labor costs as a result of the Viterra Acquisition, partially offset by lower acquisition and integration costs associated with the Viterra Acquisition.
Interest - Interest income decreased 33%, to $108 million for the nine months ended September 30, 2026. Interest expense increased 42%, to $586 million for the nine months ended September 30, 2026. Lower Interest income is the result of lower average balances in Cash and cash equivalents. Higher Interest expense is a result of higher debt levels, driven by the financing of the Viterra Acquisition and higher working capital requirements, partially offset by lower average interest rates.
Foreign exchange gains (losses) – net - Foreign exchange gains (losses) – net decreased 1,407%, to a loss of $183 million for the nine months ended September 30, 2026 from a gain of $14 million for the nine months ended September 30, 2025. The net loss in the current period primarily reflects the impact of hedging costs attributable to monetary assets in South America, as well as additional losses in South America on net monetary assets due to a weaker U.S. dollar. These losses are partially offset by gains on U.S. dollar-denominated loans payable in non-U.S. dollar functional currency operations.

Other income (expense) - net - Other income (expense) - net decreased 68%, to a gain of $109 million for the nine months ended September 30, 2026. The decrease was primarily due to the absence of a $155 million prior year gain on the sale of Bunge's North America corn milling business recognized in the second quarter of 2025, as well as lower gains in Argentina related to foreign currency positioning compared to the prior year.
Income tax (expense) benefit - Income tax (expense) benefit increased 34%, to an income tax expense of $390 million for the nine months ended September 30, 2026. The increase in income tax expense for the nine months ended September 30, 2026 was primarily due to higher pre-tax income in 2026. Income tax expense for the nine months ended September 30, 2026 included the recognition of a deferred tax valuation allowance resulting from the Ukraine-Russia war.
Segment Overview
During the first quarter of 2026, the Other Oilseeds Processing and Refining segment was renamed to Tropical Oils and Specialty Ingredients. The segment name change had no impact on the composition of the Company’s existing four reportable segments, nor did it affect the Company’s previously reported segment results or the consolidated financial statements. See Note 19 - Segment Information to our condensed consolidated financial statements.
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
A reconciliation of Net income (loss) attributable to Bunge shareholders to Total EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2026	2025	2026	2025
Net income (loss) attributable to Bunge shareholders	$318	$166	$1,064	$721
Interest income	(20)	(57)	(108)	(162)
Interest expense	208	202	586	412
Income tax expense (benefit)	168	86	390	290
Income (loss) from discontinued operations, net of tax	—	3	—	3
Noncontrolling interests' share of interest and tax	(7)	3	(21)	5
Total EBIT	$667	$403	$1,911	$1,269

Soybean Processing and Refining	547	337	1,560	1,068
Softseed Processing and Refining	353	236	702	337
Tropical Oils and Specialty Ingredients	13	77	99	72
Grain Merchandising and Milling	(74)	21	23	254
Segment EBIT	839	671	2,384	1,731

Corporate and Other EBIT	(172)	(268)	(473)	(462)

Total EBIT	$667	$403	$1,911	$1,269

Reportable Segments

Soybean Processing and Refining

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)
Soybeans processed	11,745	12,139	(3)%	34,026	29,553	15%
Soybeans merchandised	5,274	7,246	(27)%	18,453	13,577	36%
Refined soy oil production	1,051	932	13%	2,841	2,693	5%
Net sales	$11,442	$10,857	5%	$33,065	$25,268	31%
Cost of goods sold	(10,646)	(10,359)	3%	(30,817)	(23,877)	29%
Selling, general and administrative expenses	(174)	(143)	22%	(481)	(365)	32%
Foreign exchange (losses) gains – net	(42)	(42)	—%	(142)	9	(1,678)%
EBIT attributable to noncontrolling interests	(31)	(3)	933%	(65)	(13)	400%
Other income (expense) – net	(12)	21	(157)%	(15)	27	(156)%
Income (loss) from affiliates	10	6	67%	15	19	(21)%
Total Soybean Processing and Refining Segment EBIT	$547	$337	62%	$1,560	$1,068	46%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Soybean Processing and Refining segment Net sales increased 5%, to $11,442 million for the three months ended September 30, 2026. The increase was primarily due to higher prices in most regions due to strong global demand driven by biofuel mandates in North America, the conflict with Iran, and tensions in the Black Sea as a result of the Ukraine-Russia war. The increase was partially offset by lower processed volumes in Argentina and lower oilseeds merchandised in our global soybean distribution business partially due to a more normalized export environment in Argentina compared to the prior year.
Segment EBIT increased 62%, to $547 million for the three months ended September 30, 2026. The increase was primarily driven by higher results in most regions in our processing businesses due to a more favorable processing environment and more favorable mark-to-market results.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Soybean Processing and Refining segment Net sales increased 31%, to $33,065 million for the nine months ended September 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, as well as higher prices in most regions due to strong global demand driven by biofuel mandates in North America, the conflict with Iran, and tensions in the Black Sea as a result of the Ukraine-Russia war. Volumes are relatively stable compared to the prior period in the legacy businesses.
Segment EBIT increased 46%, to $1,560 million for the nine months ended September 30, 2026. The increase was primarily driven by higher results in all regions in our processing businesses due to a more favorable processing environment. The current period results are partially offset by foreign currency losses recognized in the current year on remeasurement of foreign denominated balances in South America, as well as higher Selling, general and administrative expenses in the current period as a result of the Viterra Acquisition.

Softseed Processing and Refining

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)
Softseeds processed	3,606	3,129	15%	10,377	7,270	43%
Softseeds merchandised	743	1,032	(28)%	3,445	1,142	202%
Refined softseed oil production	872	711	23%	2,619	2,102	25%
Net sales	$4,302	$3,661	18%	$12,301	$6,707	83%
Cost of goods sold	(3,865)	(3,372)	15%	(11,428)	(6,264)	82%
Selling, general and administrative expenses	(70)	(58)	21%	(194)	(131)	48%
Foreign exchange (losses) gains – net	(8)	11	(173)%	40	43	(7)%
EBIT attributable to noncontrolling interests	—	(1)	(100)%	(3)	(2)	50%
Other income (expense) – net	(4)	(5)	(20)%	(10)	(10)	—%
Income (loss) from affiliates	(2)	—	100%	(4)	(6)	(33)%
Total Softseed Processing and Refining Segment EBIT	$353	$236	50%	$702	$337	108%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Softseed Processing and Refining segment Net sales increased 18%, to $4,302 million for the three months ended September 30, 2026. The increase was primarily due to higher processed volumes in all regions due to a more favorable processing environment, as well as higher volumes in Europe due to activity in Ukraine as a result of the acquisition of an oilseed crush facility from Varthomio completed in the fourth quarter of 2025. The increase was also attributable to higher average sales prices driven by strong demand from global biofuel mandates, a tighter global supply following limited crop availability in Europe and the Black Sea due to the Ukraine-Russia war, elevated global energy prices as a result of the conflict with Iran, and sustained export meal and seeds demand.
Segment EBIT increased 50%, to $353 million for the three months ended September 30, 2026. The increase was primarily due to improved results in North America due to strong demand that drove higher prices as described above, as well as favorable mark-to-market results in the current period. The increase was partially offset by $10 million of charges resulting from the Ukraine-Russia war, primarily related to losses from inventory damage.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Softseed Processing and Refining segment Net sales increased 83%, to $12,301 million for the nine months ended September 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra, as well as higher average sales prices driven by strong demand from global biofuel mandates, a tighter global supply following limited crop availability in Europe and the Black Sea due to the Ukraine-Russia war, elevated global energy prices as a result of the conflict with Iran, and sustained export meal and seeds demand. Softseeds processed were also higher in all regions due to a more favorable processing environment, as well as higher volumes in Europe due to activity in Ukraine as a result of the acquisition of an oilseed crush facility from Varthomio completed in the fourth quarter of 2025.
Segment EBIT increased 108%, to $702 million for the nine months ended September 30, 2026. The increase was primarily due to improved results across all regions due to a more favorable processing environment supported by strong demand and tighter global supply described above. The increase was partially offset by less favorable mark-to-market results in the current period and $10 million of charges resulting from the Ukraine-Russia war, primarily related to losses from inventory damage.

Tropical Oils and Specialty Ingredients

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)	674	639	5%	1,973	1,881	5%
Net sales	$1,295	$1,207	7%	$3,782	$3,442	10%
Cost of goods sold	(1,220)	(1,063)	15%	(3,481)	(3,174)	10%
Selling, general and administrative expenses	(59)	(57)	4%	(180)	(176)	2%
Foreign exchange (losses) gains – net	—	(2)	100%	(4)	(5)	(20)%
EBIT attributable to noncontrolling interests	(1)	(8)	(88)%	(12)	(10)	20%
Other income (expense) – net	(2)	—	100%	(6)	(5)	20%
Total Tropical Oils and Specialty Ingredients Segment EBIT	$13	$77	(83)%	$99	$72	38%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Tropical Oils and Specialty Ingredients segment Net sales increased 7%, to $1,295 million for the three months ended September 30, 2026. The increase was primarily due to higher volumes in our tropical oils business, as well as higher volumes in our proteins business driven by the opening of our production facility in the United States and the acquisition of certain businesses of International Flavors and Fragrances, Inc. ("IFF") in the first quarter of 2026 (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements). Prices were also higher driven by higher commodity prices due to stronger vegetable oil demand, global biofuel mandates, and the conflict with Iran.
Segment EBIT decreased 83%, to $13 million for the three months ended September 30, 2026. The decrease was primarily due to lower results in our tropical oils business driven by less favorable mark-to-market results relative to the prior year as well as current period margin impacts associated with geopolitical trade disruptions.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Tropical Oils and Specialty Ingredients segment Net sales increased 10%, to $3,782 million for the nine months ended September 30, 2026. The increase was primarily due to higher volumes in our tropical oils business, as well as higher volumes in our proteins business following the opening of our production facility in the United States and the acquisition of certain businesses of IFF in the first quarter of 2026 (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements). The increase was also due to higher sales prices in our tropical oils business driven by higher commodity prices due to stronger vegetable oil demand, global biofuel mandates, and the conflict with Iran.
Segment EBIT increased 38%, to $99 million for the nine months ended September 30, 2026. The increase was primarily due to higher results in our tropical oils business due to higher Net sales described above, as well as more favorable mark-to-market results relative to the prior year, partially offset by lower margins as a result of commissioning, ramp-up, and plant transition costs related to both our tropical oils and proteins businesses.

Grain Merchandising and Milling

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2026	2025	% Change	2026	2025	% Change
Volumes (in thousand metric tons)	23,806	24,080	(1)%	74,216	40,972	81%
Net sales	$6,764	$6,428	5%	$20,555	$11,146	84%
Cost of goods sold	(6,714)	(6,285)	7%	(20,171)	(10,845)	86%
Selling, general and administrative expenses	(133)	(145)	(8)%	(389)	(266)	46%
Foreign exchange (losses) gains – net	(19)	(15)	27%	(75)	(41)	83%
EBIT attributable to noncontrolling interests	(6)	(1)	500%	(9)	(6)	50%
Other income (expense) – net	21	37	(43)%	88	263	(67)%
Income (loss) from affiliates	13	2	550%	24	3	700%
Total Grain Merchandising and Milling Segment EBIT	$(74)	$21	(452)%	$23	$254	(91)%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Grain Merchandising and Milling segment Net sales increased 5%, to $6,764 million for the three months ended September 30, 2026. The increase was primarily due to higher average sales prices in our global corn and wheat businesses as a result of global supply concerns from factors such as tensions in the Black Sea resulting from the Ukraine-Russia war and a smaller crop in North America, as well as higher volumes in our global cotton and South American wheat milling businesses. The increases were partially offset by lower volumes in our global corn business due to decreased demand.
Segment EBIT decreased 452%, to a loss of $74 million for the three months ended September 30, 2026. The decrease was primarily due to charges related to the announced sale of two sugarcane mills in Brazil, which included $66 million of impairment charges and $16 million of hedge losses, as well as lower results in our ocean freight business due to unfavorable timing of vessel-related costs in the current year. The decreases were partially offset by more favorable mark-to-market results in certain other business.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Grain Merchandising and Milling segment Net sales increased 84%, to $20,555 million for the nine months ended September 30, 2026. The increase was primarily due to Net sales contributions from the Acquisition of Viterra. In addition, prices in our global corn and wheat businesses increased as a result of global supply concerns from factors such as tensions in the Black Sea resulting from the Ukraine-Russia war and a smaller crop in North America. Volumes were also higher in our global corn and wheat businesses, as well as our South American wheat milling business. The above increases were partially offset by the lack of recurring sales in the first half of the year from our North American corn milling business that was divested in the second quarter of 2025.
Segment EBIT decreased 91%, to $23 million for the nine months ended September 30, 2026. The decrease was primarily due to the absence of a prior year $155 million gain on the sale of Bunge's North America corn milling business recognized in the second quarter of 2025, higher Selling, general and administrative expenses in the current period as a result of the Viterra Acquisition, and charges related to the announced sale of two sugarcane mills in Brazil, which included $66 million of impairment charges and $16 million of hedge losses (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements). The decrease was partially offset by more favorable results driven by contributions from the Acquisition of Viterra, the financial services business, and our South American wheat milling business.

Corporate and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$1	$2	(50)%	$3	$4	(25)%
Cost of goods sold	(27)	(13)	108%	(30)	(9)	233%
Selling, general and administrative expenses	(169)	(275)	(39)%	(498)	(538)	(7)%
Foreign exchange (losses) gains – net	6	(7)	186%	(2)	8	(125)%
EBIT attributable to noncontrolling interests	2	1	100%	3	2	50%
Other income (expense) – net	14	24	(42)%	52	71	(27)%
Income (loss) from affiliates	1	—	100%	(1)	—	(100)%
Total Corporate and Other EBIT	$(172)	$(268)	36%	$(473)	$(462)	(2)%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Corporate and Other EBIT increased 36%, to a loss of $172 million for the three months ended September 30, 2026. The increase was primarily driven by a decrease in Selling, general and administrative expenses as a result of lower acquisition and integration costs in the current year associated with the Viterra Acquisition as well as lower performance-based compensation expenses. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $21 million, and $101 million for the three months ended September 30, 2026 and September 30, 2025, respectively.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Corporate and Other EBIT decreased 2%, to a loss of $473 million for the nine months ended September 30, 2026. The decrease was primarily due to an increase in Cost of goods sold as a result of losses in our captive insurance program, as well as lower Other income (expense) - net. The decrease was partially offset by a decrease in Selling, general and administrative expenses as a result of lower acquisition and integration costs in the current year associated with the Viterra Acquisition. The Company recognized acquisition and integration costs within Corporate and Other EBIT of $91 million and $171 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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
Working Capital

	As of
(US$ in millions, except current ratio)	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$524	$1,135	$1,315
Trade accounts receivable, net	4,137	3,870	3,494
Inventories	16,624	13,198	13,312
Other current assets (1)	7,924	6,188	8,598
Total current assets	$29,209	$24,391	$26,719
Short-term debt	$6,471	$3,883	$4,446
Current portion of long-term debt	1,331	1,337	1,334
Trade accounts payable	5,576	4,881	4,780
Current operating lease obligations	480	499	491
Other current liabilities (2)	5,577	4,527	5,046
Total current liabilities	$19,435	$15,127	$16,097
Working capital (3)	$9,774	$9,264	$10,622
Current ratio (3)	1.50	1.61	1.66

(1)    Comprises Time deposits under trade structured finance program, Assets held for sale, and Other current assets
(2)    Comprises Letter of credit obligations under trade structured finance program, Liabilities held for sale, and Other current liabilities
(3)    Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $9,774 million at September 30, 2026, an increase of $510 million from working capital of $9,264 million at December 31, 2025, and a decrease of $848 million from working capital of $10,622 million at September 30, 2025.
Cash and Cash Equivalents - Cash and cash equivalents were $524 million at September 30, 2026, a decrease of $611 million from $1,135 million at December 31, 2025, and a decrease of $791 million from $1,315 million at September 30, 2025. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, commercial paper programs with highly rated institutions, and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for further details regarding the factors giving rise to the change in Cash and cash equivalents during the nine months ended September 30, 2026.
Trade accounts receivable, net - Trade accounts receivable, net were $4,137 million at September 30, 2026, an increase of $267 million from $3,870 million at December 31, 2025, and an increase of $643 million from $3,494 million at September 30, 2025. The increases from December 31, 2025 and September 30, 2025 were primarily due to higher average sales prices driven by factors described in the Segment Overview section above, which were partially offset by higher receivables sold into our securitization program.
Inventories - Inventories were $16,624 million at September 30, 2026, an increase of $3,426 million from $13,198 million at December 31, 2025, and an increase of $3,312 million from $13,312 million at September 30, 2025. The increase from December 31, 2025 was primarily due to increased soybean volumes in conjunction with the timing of the South

American harvest, as well as higher prices on most commodities, partially offset by decreased volumes for certain commodities. The increase from September 30, 2025 was primarily due to higher average prices on most commodities, partially offset by decreased volumes for certain commodities.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, softseeds, softseed oil, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $14,696 million, $11,361 million, and $11,514 million at September 30, 2026, December 31, 2025, and September 30, 2025, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $7,924 million at September 30, 2026, an increase of $1,736 million from $6,188 million at December 31, 2025, and a decrease of $674 million from $8,598 million at September 30, 2025. The increase from December 31, 2025 was attributable to an increase in unrealized gains on derivative contracts at fair value as a result of volatile commodity prices and exchange rate fluctuations, an increase in Assets held for sale primarily related to the announced sale of our two sugarcane mills in Brazil (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), an increase in margin deposits, and an increase in prepaid commodity purchase contracts in conjunction with the timing of the South American harvest. These increases were partially offset by a reduction in marketable securities and other short-term investments based on dynamic investment strategies in South America, the reduction of time deposits under the trade structured finance program, and the collection of our $80 million disposition receivable resulting from the sale of 40% of our Spanish operating subsidiary. The decrease from September 30, 2025 was attributable to a reduction in marketable securities and other short-term investments based on dynamic investment strategies in South America, a reduction in time deposits under the trade structured finance program, and the collection of our $80 million disposition receivable as noted above. The decreases were partially offset by an increase in margin deposits, an increase in unrealized gains on derivative contracts at fair value as a result of volatile commodity prices and exchange rate fluctuations, and an increase in Assets held for sale primarily related to the announced sale of our two sugarcane mills in Brazil as noted above.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $7,802 million at September 30, 2026, an increase of $2,582 million from $5,220 million at December 31, 2025, and an increase of $2,022 million from $5,780 million at September 30, 2025. The higher short-term debt level at September 30, 2026, compared to December 31, 2025 was due to higher borrowings by Bunge under its commercial paper program and revolving credit facilities to fund higher working capital requirements. The increase from September 30, 2025 was due to higher borrowings by Bunge under its revolving credit facilities and higher borrowings under bilateral short-term credit lines entered into through our financing subsidiaries to fund working capital requirements, partially offset by lower borrowings under the commercial paper program. The Current portion of long-term debt remained relatively unchanged at September 30, 2026 compared to December 31, 2025 and September 30, 2025 as the repayments of the 2.00% Senior Notes due 2026 and 3.25% Senior Notes due 2026 upon their respective maturities in April and August 2026, were offset by two tranches of senior notes due in 2027 and the $250 million term loan due 2027 in the current period.
Trade accounts payable - Trade accounts payable were $5,576 million at September 30, 2026, an increase of $695 million from $4,881 million at December 31, 2025, and an increase of $796 million from $4,780 million at September 30, 2025. The increase from December 31, 2025 was primarily due to higher inventory volumes in conjunction with the South American harvest and higher average commodity prices. The increase from September 30, 2025 was primarily due to higher average commodity prices in the current period.
Other current liabilities - Other current liabilities were $5,577 million at September 30, 2026, an increase of $1,050 million from $4,527 million at December 31, 2025, and an increase of $531 million from $5,046 million at September 30, 2025. The increase from December 31, 2025 and September 30, 2025 was primarily due to an increase in unrealized losses on derivative contracts as a result of volatile commodity prices and higher Liabilities held for sale related to the announced sale of our two sugarcane mills in Brazil (see Note 2 - Acquisitions and Dispositions to our condensed consolidated financial statements), partially offset by lower letter of credit obligations under the trade structured finance program. Additionally, the increase from December 31, 2025 is partially offset by lower advances on sales driven by timing of receipts in North America.
Debt
As highlighted in Note 13 - Debt and discussed further below, we utilize a variety of debt financing structures to maintain financial flexibility to meet our various financial objectives.

Revolving Credit Facilities — At September 30, 2026, we had $8,515 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Committed Capacity	Borrowings Outstanding
Revolving Credit Facilities	Maturities (1)	September 30, 2026	September 30, 2026	December 31, 2025
$1.1 Billion 364-Day Revolving Credit Agreement	2026	$1,100	$—	$—
$3.5 Billion Revolving Facility Agreement	2028	3,500	1,150	600
$4.2 Billion Revolving Credit Agreement	2030	4,200	—	—
$865 Million Revolving Credit Agreement	2030	865	—	—
Total Revolving Credit Facilities		$9,665	$1,150	$600
(1)See Note 13 - Debt to our condensed consolidated financial statements for a description of current period activity related to these facilities, including October 2026 actions resulting in extended maturities.
Commercial Paper Program - The following table summarizes the facility as of the periods presented:

(US$ in millions)	Program Capacity	Borrowings Outstanding
Commercial Paper Program (1)	September 30, 2026	September 30, 2026	December 31, 2025
$3 Billion Commercial Paper Program	$3,000	$2,073	$300
(1)The short-term credit ratings of the commercial paper program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.
Short and long-term debt —

	As of
US$ in millions	September 30, 2026	September 30, 2025	December 31, 2025
Short-term debt	$6,471	$4,446	$3,883
Long-term debt, including current portion	10,275	11,143	10,168
Total debt	$16,746	$15,589	$14,051

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Year Ended December 31, 2025
Average total debt outstanding	$15,332	$10,025	$11,153
Our total debt was $16,746 million at September 30, 2026, an increase of $2,695 million from $14,051 million at December 31, 2025, and an increase of $1,157 million from $15,589 million at September 30, 2025. The higher total debt level at September 30, 2026, compared to December 31, 2025 was primarily due to an increase in short-term borrowings as described above and an increase in long-term debt, including current portion, due to the issuance of two tranches of senior notes for an aggregate principal amount of $1.2 billion in March 2026, and the issuance of $600 million senior notes in August 2026 (collectively, the "2026 Senior Notes"), partially offset by repayment of the 2.00% Senior Notes due 2026 and 3.25% Senior Notes due 2026 upon their respective maturities in April and August 2026. The higher total debt levels compared to September 30, 2025 were due to an increase in short-term borrowings as described above. The increase was partially offset by a decrease in long-term debt, including current portion, due the repayment of $1.0 billion in term loans, and the repayments of the 2.00% Senior Notes due 2026 and 3.25% Senior Notes due 2026 upon their respective maturities described above. These decreases were partially offset by the issuance of the 2026 Senior Notes. See Note 13 - Debt to our condensed consolidated financial statements for further information.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary. There were $880 million, $900 million, and $100 million borrowings outstanding under these bilateral short-term credit lines at September 30, 2026, December 31, 2025, and September 30, 2025, respectively. The increase compared to September 30, 2025 is primarily to support working capital requirements.

In addition, Bunge's operating companies had $2,368 million, $2,083 million, and $2,051 million in short-term borrowings outstanding from local bank facilities at September 30, 2026, December 31, 2025, and September 30, 2025, respectively, to support working capital requirements.
Registered Senior Notes — BLFC, a wholly owned finance subsidiary of Bunge, had the following outstanding debt securities (collectively referred to as the "BLFC Notes") registered under the requirements of the Securities Act of 1933, as amended, at September 30, 2026.

(US$ in millions)	Aggregate Principal Amount Outstanding	Balance Outstanding
4.90% Senior Notes due 2027	$440	$441
3.75% Senior Notes due 2027	600	599
4.10% Senior Notes due 2028	400	399
4.20% Senior Notes due 2029	800	795
4.55% Senior Notes due 2030	650	646
3.20% Senior Notes due 2031	599	563
2.75% Senior Notes due 2031	1,000	995
5.00% Senior Notes due 2031	600	594
5.25% Senior Notes due 2032	300	306
4.80% Senior Notes due 2033	500	496
4.65% Senior Notes due 2034	800	792
5.15% Senior Notes due 2035	650	644
5.15% Senior Notes due 2036	700	694
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
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2026, were as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial and non-financial covenants including a maximum debt to capitalization ratio, as well as limitations related to incurring liens and secured indebtedness. We were in compliance with these covenants as of September 30, 2026.
Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2026	December 31, 2025
Registered shares	$2	$2
Additional paid-in capital	9,851	9,841
Retained earnings	13,657	13,152
Accumulated other comprehensive income (loss)	(6,005)	(6,084)
Treasury shares, at cost	(1,209)	(1,007)
Total Bunge shareholders’ equity	16,296	15,904
Noncontrolling interest	1,506	1,465
Total equity	$17,802	$17,369
Total Bunge shareholders’ equity was $16,296 million at September 30, 2026, compared to $15,904 million at December 31, 2025, an increase of $392 million. The increase was primarily due to $1,064 million of Net income (loss) attributable to Bunge and $79 million of income in Other comprehensive income (loss) resulting from favorable foreign exchange translation adjustments. These increases were partially offset by $555 million of declared dividends to shareholders and $249 million of share repurchases, as described in Note 17 - Equity to our condensed consolidated financial statements.
Noncontrolling interests increased to $1,506 million at September 30, 2026, from $1,465 million at December 31, 2025, primarily due to $120 million in capital contributions received from minority interest stakeholders and $39 million of net income (loss) attributable to noncontrolling interests, partially offset by measurement period adjustments of $101 million in connection with noncontrolling interests recognized from the Acquisition of Viterra.
Share repurchase program - As described in Note 17 - Equity to our condensed consolidated financial statements, there were aggregate remaining purchase authorizations of $3.0 billion as of September 30, 2026 under approved share repurchase programs. During the three months ended September 30, 2026, Bunge did not repurchase any shares. During the nine months ended September 30, 2026, Bunge repurchased 1,966,107 registered shares for $249 million, completing share repurchases under a previously existing program.
Cash Flows

	Nine Months Ended September 30,
(US$ in millions)	2026	2025
Cash provided by (used for) operating activities	$(2,302)	$(503)
Cash provided by (used for) investing activities	(840)	(5,524)
Cash provided by (used for) financing activities	2,537	4,021
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	13	3
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	$(592)	$(2,003)
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
During the nine months ended September 30, 2026, our cash and cash equivalents, restricted cash, and cash held for sale decreased by $592 million, compared to a decrease of $2,003 million during the nine months ended September 30, 2025, as further explained below.

Operating: Cash used for operating activities was $2,302 million for the nine months ended September 30, 2026, an increase of $1,799 million, compared to cash used for operating activities of $503 million for the nine months ended September 30, 2025. The increase in cash used for operations was primarily driven by net changes in working capital, partially offset by higher reported net income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as discussed in the Segment Overview and Consolidated Results of Operations sections above, as well as a large adjustment for non-cash depreciation as a result of the Acquisition of Viterra.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange gains (losses) – net. For the nine months ended September 30, 2026, we recorded a foreign currency gain on our debt of $87 million, which was included as an adjustment to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $840 million for the nine months ended September 30, 2026, a decrease of $4,684 million, compared to cash used for investing activities of $5,524 million for the nine months ended September 30, 2025. The decrease was primarily related to prior year cash payments of $4,116 million, net of cash acquired, for the Acquisition of Viterra, and decreased payments for certain investment strategies in Argentina. The decrease was partially offset by prior period receipts of $470 million from the sale of Bunge's corn milling business in North America, $457 million related to a European Union oilseeds divestment, and $100 million from the sale of BP Bunge Bioenergia, as well as current period cash payments of $105 million for certain businesses of International Flavors and Fragrances, Inc.
Financing: Cash provided by financing activities was $2,537 million for the nine months ended September 30, 2026, a decrease of $1,484 million, compared to cash provided by financing activities of $4,021 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in net cash proceeds from short and long-term debt of $1,656 million driven by prior year borrowings to fund the Acquisition of Viterra as well as current period repayments of senior notes due in April and August 2026, partially offset by proceeds from the issuance of the 2026 Senior Notes in the first and third quarters of 2026. Additionally, the decrease is attributable to the difference between $206 million of proceeds received from the sale of a redeemable noncontrolling interest related to our Spanish operating subsidiary in the prior period, compared to $80 million in deferred consideration received from the same sale of redeemable noncontrolling interest in the current period. These decreases were partially offset by share repurchases of $249 million in the current period compared to $545 million in the prior period.

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

Dividends
We paid a regular quarterly cash dividend distribution of $0.72 per share on September 1, 2026, to shareholders of record on August 18, 2026. On May 20, 2026, shareholders of Bunge Global SA approved a cash dividend distribution in the amount of $2.88 per share, payable in four equal quarterly installments of $0.72 per share beginning in the second quarter of fiscal year 2026 and ending in the first quarter of fiscal year 2027. The $0.72 per share dividend distribution represents a $0.02, or 3% increase from the Company’s previously approved quarterly cash dividend declared of $0.70 per share.

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

	Nine Months Ended September 30, 2026		Year Ended December 31, 2025
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$2,762	$(276)	$1,307	$(131)
Lowest daily aggregated position value	$390	$(39)	$(611)	$(61)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2026, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $29 million and $42 million for the nine months ended September 30, 2026, and for the year ended December 31, 2025, respectively, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at September 30, 2026, was $16,687 million, with a carrying value of $16,746 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at September 30, 2026, would result in a less than 1% change in the fair value of our debt and interest rate swaps.

A hypothetical 100 basis point increase or decrease in the applicable reference rate, such as SOFR, would result in a change of approximately $148 million in interest expense on our variable rate debt at September 30, 2026. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company is in the process of integrating Viterra and as a result of these integration activities, certain controls have changed, and further changes are anticipated. Management expects the integration process to continue in phases over the next several years.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $38 million and $297 million, for labor claims and civil and other claims, respectively, as of September 30, 2026. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

BUNGE GLOBAL SA

Date: October 29, 2026	By:	/s/ John W. Neppl
John W. Neppl
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer